Form 10-K405
period 2000-12-31
RELIANT ENERGY MID ATLANTIC POWER HOLDINGS LLC
filed 2001-05-14
CIK 1129600

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________________TO __________________


                        COMMISSION FILE NUMBER _________
                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 52-2154847
    (State or other jurisdiction of incorporation or               (I.R.S. Employer Identification Number)
                      organization)
                     1111 LOUISIANA
                  HOUSTON, TEXAS 77002                                         (713) 207-3200
  (Address and zip code of principal executive offices)     (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of May 11, 2001, all of the outstanding equity interests in Reliant Energy Mid-Atlantic Power Holdings, LLC were held by Reliant Energy Northeast Generation, Inc., an indirect subsidiary of Reliant Energy, Incorporated.

     The registrant is filing this report on Form 10-K as a special report pursuant to Rule 15d-2 under the Securities Exchange Act of 1934. The registrant's previously filed registration statement on Form S-4 (Registration No. 333-51464) was declared effective by the Securities and Exchange Commission on February 12, 2001 and did not contain certified financial statements for the registrant's fiscal year ended December 31, 2000. In accordance with Rule 15d-2, this special report is filed under cover of Form 10-K.

                                TABLE OF CONTENTS

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

Statements of Combined and Consolidated Operations for the Periods from November 24, 1999 to December 31,
    1999, January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000............................  1
Combined and Consolidated Balance Sheets as of December 31, 1999 and 2000..................................  2
Statements of Combined and Consolidated Cash Flows for the Periods from November 24, 1999 to December 31,
    1999, January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000............................  3
Statements of Combined and Consolidated Member's and Shareholder's Equity for the Periods from November
    24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000...  4
Notes to Combined and Consolidated Financial Statements....................................................  5
Independent Auditors' Report...............................................................................  18


                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
           (FORMERLY SITHE NEW JERSEY HOLDINGS, LLC) AND SUBSIDIARIES

Statements of Consolidated Income for the Periods from November 24, 1999 to December 31, 1999, January
    1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000..........................................  19
Consolidated Balance Sheets as of December 31, 1999 and 2000...............................................  20
Statements of Consolidated Cash Flows for the Periods from November 24, 1999 to December 31, 1999,
    January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000..................................  21
Statements of Consolidated Member's Equity for the Periods from November 24, 1999 to December 31, 1999,
    January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000..................................  22
Notes to Consolidated Financial Statements.................................................................  23
Independent Auditors' Report...............................................................................  30

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                            FOR THE PERIODS FROM
                                                          ---------------------------------------------------------
                                                                        FORMER REMA                 CURRENT REMA
                                                          ----------------------------------      -----------------
                                                          NOVEMBER 24, 1999    JANUARY 1, 2000    MAY 12, 2000 TO
                                                                  TO                 TO
                                                          DECEMBER 31, 1999     MAY 11, 2000      DECEMBER 31, 2000
                                                          -----------------     ------------      -----------------
Revenues, including $29.5 million, $166.5 million and
  $102.0 million from Affiliate .....................          $ 29,526           $ 166,490           $483,937
Expenses:
  Fuel, including $5.7 million, $37.3 million and
    $22.2 million from Affiliate ....................            10,754              53,628            113,230
  Operation and maintenance .........................             7,830              40,372             92,183
  Facilities lease expense ..........................                --                  --             20,875
  General and administrative ........................             3,190              13,101             11,373
  Depreciation and amortization .....................             4,842              19,538             37,621
                                                               --------           ---------           --------
    Total Expenses ..................................            26,616             126,639            275,282
                                                               --------           ---------           --------
Operating Income ....................................             2,910              39,851            208,655
Interest Expense to Affiliate, net ..................            12,588              46,538             73,037
Interest Income .....................................                --                  --              3,034
                                                               --------           ---------           --------
(Loss) Income Before Income Taxes ...................            (9,678)             (6,687)           138,652
Income Tax Expense ..................................                --                  --             57,436
                                                               --------           ---------           --------
Net (Loss) Income ...................................          $ (9,678)          $  (6,687)          $ 81,216
                                                               ========           =========           ========


        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                        FORMER REMA           CURRENT REMA
                                                                     -----------------      -----------------
                                                                     DECEMBER 31, 1999      DECEMBER 31, 2000
                                                                     -----------------      -----------------
                                   ASSETS
Current Assets:
   Cash and cash equivalents ..................................          $       570           $   38,107
   Fuel inventories ...........................................                6,411               29,180
   Material and supplies inventories ..........................               52,965               34,885
   Restricted deposits ........................................                   --               50,000
   Other current assets .......................................                  637                7,029
                                                                         -----------           ----------
        Total current assets ..................................               60,583              159,201
Property, Plant and Equipment, net ............................            1,286,319              912,923
Other Noncurrent Assets:
   Goodwill, net ..............................................              184,518                7,100
   Air emissions regulatory allowances, net ...................              166,791              154,988
   Other ......................................................                7,689               24,726
   Deferred income taxes, net .................................                   --                2,346
                                                                         -----------           ----------
        Total other noncurrent assets .........................              358,998              189,160
                                                                         -----------           ----------
        Total Assets ..........................................          $ 1,705,900           $1,261,284
                                                                         ===========           ==========

           LIABILITIES AND MEMBER'S AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Accounts payable ...........................................          $    10,244           $   56,432
   Accounts and notes payable to affiliates, net ..............                7,928              105,047
   Accrued payroll ............................................                5,273               10,394
   Asset purchase consideration payable .......................               27,296                   --
   Demand notes payable to affiliate ..........................            1,575,312                   --
   Other current liabilities ..................................                3,856               17,727
                                                                         -----------           ----------
        Total current liabilities .............................            1,629,909              189,600
Noncurrent Liabilities:
   Accrued environmental liabilities ..........................               28,030               35,826
   Other noncurrent liabilities ...............................                3,030                5,041
                                                                         -----------           ----------
        Total noncurrent liabilities ..........................               31,060               40,867
   Subordinated Note Payable to Affiliate .....................                   --              838,356
Commitments and Contingencies (Note 5)
Member's and Shareholder's Equity:
   Common stock ($0.01 par value, 1,500 shares authorized,
        100 shares issued and outstanding) ....................                   --
   Common stock (no par value, 1,000 shares authorized,
        1,000 shares issued and outstanding) ..................                                        --
   Capital contributions ......................................               54,609              111,245
   Retained (deficit) earnings ................................               (9,678)              81,216
                                                                         -----------           ----------
        Total member's and shareholder's equity ...............               44,931              192,461
                                                                         -----------           ----------
        Total Liabilities and Member's and Shareholder's Equity          $ 1,705,900           $1,261,284
                                                                         ===========           ==========


        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                     FOR THE PERIODS FROM
                                                                   ---------------------------------------------------------
                                                                               FORMER REMA                    CURRENT REMA
                                                                   ----------------------------------      -----------------
                                                                   NOVEMBER 24, 1999   JANUARY 1, 2000        MAY 12, 2000
                                                                          TO                  TO                   TO
                                                                   DECEMBER 31, 1999     MAY 11, 2000      DECEMBER 31, 2000
                                                                   -----------------     ------------      -----------------
Cash Flows from Operating Activities:
  Net (loss) income ........................................          $    (9,678)          $ (6,687)          $    81,216
  Adjustments to reconcile net (loss) income to net cash ...
    provided by (used in) operations:
    Depreciation and amortization ..........................                4,842             19,538                37,621
    Deferred income taxes ..................................                   --                 --                 2,258
    Changes in assets and liabilities:
    Inventories ............................................                1,410             (1,107)               (8,845)
    Other assets ...........................................                 (421)           (30,668)              (67,477)
    Accounts payable .......................................               10,244              4,114                66,316
    Accounts payable to affiliates, net ....................                   --                 --               115,895
    Other liabilities ......................................               (5,367)               848               (12,358)
                                                                      -----------           --------           -----------
      Net cash provided by (used in) operating activities                   1,030            (13,962)              214,626
                                                                      -----------           --------           -----------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired ..............           (1,629,921)                --            (2,097,601)
  Proceeds from sale-leaseback transactions ................                   --                 --             1,000,000
  Proceeds from sale of development companies ..............                   --                 --                 8,041
  Capital expenditures .....................................               (4,421)                --               (11,872)
                                                                                            --------           -----------
      Net cash used in investing activities ................           (1,634,342)                --            (1,101,432)
                                                                                            --------           -----------
Cash Flows from Financing Activities:
  Proceeds from note payable to affiliate ..................            1,575,312                 --             1,636,356
  Payments on note payable to affiliate ....................                   --                 --              (798,000)
  Capital contributions ....................................               54,609                 --               294,244
  Return of capital ........................................                   --                 --              (183,000)
  Lease financing costs ....................................                   --                 --               (24,687)
  Net change in payables to affiliates .....................                3,961             14,415                    --
                                                                                            --------           -----------
      Net cash provided by financing activities ............            1,633,882             14,415               924,913
                                                                      -----------           --------           -----------
Net Change in Cash and Cash Equivalents ....................                  570                453                38,107
Cash and Cash Equivalents, Beginning of Period .............                   --                570                    --
                                                                      -----------           --------           -----------
Cash and Cash Equivalents, End of Period ...................          $       570           $  1,023           $    38,107
                                                                      ===========           ========           ===========

Supplemental Cash Flow Information:
   Cash Payments:
      Interest to affiliate ................................          $    12,588           $ 46,519           $        --
      Income taxes .........................................                   --                 --                    --


        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                     STATEMENTS OF COMBINED AND CONSOLIDATED
                        MEMBER'S AND SHAREHOLDER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                       RETAINED        TOTAL MEMBER'S
                                                   COMMON           CAPITAL            (DEFICIT)      AND SHAREHOLDER'S
                                                    STOCK        CONTRIBUTIONS         EARNINGS            EQUITY
                                                  ---------      -------------         --------       -----------------
FORMER REMA:
Balance at November 24, 1999 ...........             $      --        $      --           $     --           $     --
  Capital contributions ................                                 54,609                                54,609
  Net loss .............................                                                    (9,678)            (9,678)
                                                     ---------        ---------           --------           --------
Balance at December 31, 1999 ...........                    --           54,609             (9,678)            44,931
  Net loss .............................                                                    (6,687)            (6,687)
                                                     ---------        ---------           --------           --------
Balance at May 11, 2000 ................                    --           54,609            (16,365)            38,244

CURRENT REMA:
  Elimination of Former REMA balances ..                                (54,609)            16,365            (38,244)
  Capital contributions ................                                294,245                               294,245
  Return of capital ....................                               (183,000)                             (183,000)
  Net income ...........................                                                    81,216             81,216
                                                     ---------        ---------           --------           --------
Balance at December 31, 2000 ...........             $      --        $ 111,245           $ 81,216           $192,461
                                                     =========        =========           ========           ========


        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Reliant Energy Mid-Atlantic Power Holdings, LLC -- Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) and related companies which include the affiliates and subsidiaries listed below (collectively, REMA), were indirect wholly owned subsidiaries of Sithe Energies, Inc. (Sithe) as of December 31, 1999 (see Note 2). REMA acquired its generating stations and various related assets (including the capital stock of Sithe Mid-Atlantic Power Services, Inc.) from the operating subsidiaries of GPU, Inc.
(GPU), a utility holding company, on November 24, 1999. REMA was formed as follows:

                                                                                 RELATION TO
                                                                            RELIANT MID-ATLANTIC
                                                                             POWER HOLDINGS, LLC
                                                                                      AT
                                                        FORMATION DATE        DECEMBER 31, 1999
                                                        --------------      ---------------------
Operating Entities:
  Sithe Pennsylvania Holdings, LLC                     December 28, 1998              --
  Sithe New Jersey Holdings, LLC                       December 28, 1998          Affiliate
  Sithe Maryland Holdings, LLC                         December 28, 1998          Affiliate
  Sithe Northeast Management Company                    April 11, 1994           Subsidiary
  Sithe Mid-Atlantic Power Services, Inc.                June 11, 1999            Affiliate
Developmental Entities:
  Sithe Portland, LLC                                   March 31, 1999           Subsidiary
  Sithe Hunterstown, LLC                                March 31, 1999           Subsidiary
  Sithe Seward, LLC                                     March 31, 1999           Subsidiary
  Sithe Erie West, LLC                                  March 31, 1999           Subsidiary
  Sithe Atlantic, LLC                                   March 31, 1999            Affiliate
  Sithe Gilbert, LLC                                    March 31, 1999            Affiliate
  Sithe Titus, LLC                                      March 31, 1999           Subsidiary

     In May 2000, Sithe, through an indirect wholly owned subsidiary, sold all of its equity interests in REMA to an indirect wholly owned subsidiary of Reliant Energy Power Generation, Inc. (REPG). REPG is a wholly owned subsidiary of Reliant Resources, Inc., which is in turn a direct subsidiary of Reliant Energy, Incorporated (Reliant Energy) (see Note 2). Following this transaction, REMA changed its name and the names of its operating and developmental entities. Sithe Pennsylvania Holdings, LLC was renamed Reliant Energy Mid-Atlantic Power Holdings, LLC. In all other cases, the names were changed such that "Sithe" was replaced with "Reliant Energy."

    REMA owns or leases interests in 21 electric generation plants in Pennsylvania, New Jersey and Maryland with an annual average net generating capacity of approximately 4,262 megawatts (MW).

     (b) Basis of Presentation and Principles of Combination -- These financial statements present the results of operations for the periods from November 24, 1999 (the date that REMA acquired the generation assets from GPU) to December 31, 1999, January 1, 2000 to May 11, 2000 (the date that REPG acquired REMA) and May 12, 2000 to December 31, 2000. Within these financial statements, "Current REMA" and "Former REMA" refer to REMA after and before, respectively, the acquisition from Sithe Energies and one of its subsidiaries by REPG. As a result of the restructuring (see Note 2(b)), Current REMA financial statements are presented on a consolidated basis, whereas Former REMA financial statements are presented on a combined basis. There are no separate financial statements available with regard to the facilities of REMA prior to the acquisition because their operations were fully integrated with, and their results of operations were consolidated into, the former owners of the facilities of REMA. In addition, the electric output of the facilities was sold based on rates set by regulatory authorities. As a result and because electricity rates will now be set by the operation of market forces, the historical financial data with respect to the facilities of REMA prior to November 24, 1999 is not meaningful or indicative of REMA's future results. REMA's results of operations in the future will depend primarily on revenues from the sale of energy, capacity and ancillary services, and the level of its operating expenses.

     Prior to the date REPG acquired REMA, the acquisition of REMA's generating assets was recorded under the purchase method of accounting with assets and liabilities of REMA reflected at their estimated fair values as of the date of the purchase. On a preliminary basis, REMA's fair value adjustments included increases in property, plant and equipment and air emissions regulatory allowances. The allocation of the purchase price was preliminary, since the valuation of property, plant and equipment and air emissions regulatory allowances as well as the valuation of material and supplies inventories and environmental reserves had not been finalized. As of December 31, 1999, REMA's liabilities include $27.3 million of asset purchase consideration payable in connection with REMA's acquisition of its generating assets.

     The financial statements include the accounts of REMA and related companies described in Note 1(a). All significant inter-affiliate and intercompany transactions and balances are eliminated in either combination or consolidation. The affiliates and subsidiaries include all of the operations and assets acquired from GPU on November 24, 1999, which have been managed together since that acquisition date.

     (c) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (d) Market Risk and Uncertainties -- REMA is subject to risks associated with price movements of energy commodities, supply and price of fuel, seasonal weather patterns, technological obsolescence and the regulatory environment within the United States.

     (e) Revenue Recognition -- Revenues include energy, capacity and ancillary service sales. Current REMA's power and services, excluding capacity, were sold at market-based prices through sales to a related party and indirect subsidiary of Reliant Energy, Incorporated, Reliant Energy Services, Inc. (Reliant Energy Services) for resale. Reliant Energy Services acted as agent on behalf of REMA on most market-based sales. REMA's capacity was also sold to Reliant Energy Services at terms that mirror a transition power purchase agreement between Reliant Energy Services and GPU. The transition power purchase agreement extends through May 31, 2002. Sales not billed by month-end are accrued based upon estimated energy or services delivered.

     Through May 11, 2000, Former REMA's power and services, excluding capacity, were sold at market-based prices through sales to a related party and wholly owned subsidiary of Sithe (the Sithe Affiliate) for resale.

     (f) Cash and Cash Equivalents -- Cash and cash equivalents are considered to be highly liquid investments with an original maturity of three months or less, which are cash or are readily convertible to cash.

     (g) Inventories -- Inventories are comprised of materials, supplies and fuel stock held for consumption and are stated at the lower of weighted-average cost or market.

     (h) Fair Values of Financial Instruments -- The recorded amounts for financial instruments such as cash and cash equivalents, accounts payable and affiliate payables approximate fair value.

     (i) Property, Plant and Equipment -- Property, plant and equipment are stated at cost or valuation. Depreciation is computed using the straight-line method over the estimated useful lives commencing when assets, or major components thereof, are either placed in service or acquired, as appropriate. REMA expenses all repair and maintenance costs as incurred.

     (j) Intangible Assets -- Cost in excess of fair value of net assets acquired (goodwill) is amortized on a straight-line basis over the estimated useful life of 35 years. Through May 11, 2000 goodwill was amortized on a straight-line basis over the estimated useful life of 40 years. Goodwill amortization expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 was $481,000, $1,660,000 and $132,000, respectively.

     Other intangible assets consist primarily of air emissions regulatory allowances that have already been issued to REMA and allowances that REMA expects to be allocated during the remaining useful lives of the plants. These intangible assets are amortized on a unit-of-production basis as utilized. Amortization expense recognized in the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000
related to other intangible assets was $209,000, $2,473,000 and $6,463,000, respectively.

     (k) Impairment of Long-Lived Assets -- REMA periodically evaluates long-lived assets, including property, plant and equipment, goodwill and other intangible assets, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has been incurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated.

     (l) Project Development Costs -- REMA capitalizes the deposits made toward future combustion turbine deliveries as well as the direct costs associated with viable projects, including some third-party legal, accounting and consulting costs. These capitalized costs are amortized over the estimated life of the project on a straight-line basis, beginning when the project becomes operational. As of December 31, 1999 and 2000, REMA had recorded project development costs of $7.7 million and zero, respectively. Other project development costs are expensed as incurred.

     (m) Income Taxes -- In connection with the acquisition, REMA entered into a tax sharing agreement with Reliant Energy, whereby REMA calculates its income tax provision on a separate return basis. REMA uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. REMA's current federal and state income taxes are payable to and receivable from Reliant Energy. For additional information regarding income taxes, see Note 7.

     Prior to May 11, 2000, REMA and some of its affiliates that were limited liability companies were not taxable for federal income tax purposes. Any taxable earnings or losses and certain other tax attributes were reported by the member on its income tax return. Other affiliates that were taxable corporate entities have incurred tax and book losses but were not subject to any tax-sharing agreements with Sithe. As such, no tax benefits have been recorded for these entities since the tax benefits were not considered realizable. These tax benefits and the offsetting valuation allowance were less than $1 million.

     (n) Environmental Costs -- REMA expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. REMA expenses amounts that relate to an existing condition caused by past operations, and that do not have future economic benefit. REMA records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

     (o) Comprehensive Income -- REMA had no items of other comprehensive income for the financial statements for the periods presented.

     (p) New Accounting Pronouncements -- Effective January 1, 2001, REMA was required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. In addition, in June 2000, the Financial Accounting Standards Board issued an amendment that narrows the applicability of the pronouncement to some purchase and sales contracts and allows hedge accounting for some other specific hedging relationships. Adoption of SFAS No. 133 resulted in no cumulative after-tax change in net income and a cumulative after-tax increase in accumulated other comprehensive loss of $73.7 million in the first quarter of 2001. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $85.1 million, $9.0 million, $155.2 million and $12.6 million, respectively.

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the SEC on December 3, 1999. SAB No. 101 summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. REMA's combined and consolidated financial statements reflect the accounting principles provided in SAB No. 101.

2.   BUSINESS ACQUISITIONS

(a)  Acquisition by REPG

     In May 2000, REPG purchased the equity in REMA for an aggregate purchase price of $2.1 billion, subject to post-closing adjustments which management does not believe will be material. Included within this purchase transaction were transition power purchase agreements, including the capacity transition contract with GPU described in Note 1(e). The transaction was completed in May 2000. REPG accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to REMA, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, material and supplies inventories, environmental reserves and related deferred taxes. The air emissions regulatory allowances of $153 million are being amortized on a units-of-production basis as utilized. In addition, a valuation allowance for materials and supplies inventories of $17 million was established. The excess of the purchase price over the fair value of the net assets acquired of approximately $7 million was recorded as goodwill and is being amortized over 35 years. As of December 31, 2000, REMA has liabilities associated with six ash disposal sites and six site investigations and environmental remediations. REMA has recorded its estimate of these environmental liabilities in the amount of $36 million as of December 31, 2000. REMA finalized these fair value adjustments in May 2001. There was no additional material modifications to the preliminary adjustments from December 31, 2000.

     The net purchase price of REMA was allocated and the fair value adjustments to Sithe's book value were as follows:

                                         PURCHASE            FAIR
                                           PRICE            VALUE
                                        ALLOCATION       ADJUSTMENTS
                                        ----------       -----------
                                               (IN MILLIONS)
Current assets .................          $    75           $ (37)
Property, plant and equipment ..            1,941             670
Goodwill .......................                7            (144)
Other intangibles ..............              153             (10)
Other assets ...................                4              (4)
Current liabilities ............              (45)             (8)
Other liabilities ..............              (38)            (14)
                                          -------           -----
                                          $ 2,097           $ 453
                                          =======           =====

     In August 2000, REMA sold to and leased back from each of three owner-lessors in separate lease transactions REMA's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively. As lessee, REMA leases an interest in each facility from each owner-lessor under a facility lease agreement. As consideration for the sale of REMA's interest in the facilities, REMA received $1.0 billion in cash. REMA used the $1.0 billion of sale proceeds to return capital of $183 million, with the remainder used to reduce affiliate debt.

     The following table presents selected actual financial information and unaudited pro forma information for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31,
2000, as if the acquisition by REPG had occurred on November 24, 1999 and January 1, 2000, as applicable. Pro forma information would not be meaningful for the periods prior to November 24, 1999 since historical financial results of the business and the revenue generating activities underlying the periods prior to November 24, 1999 are substantially different from the wholesale generation activities that REMA has been engaged in after November 24, 1999. Pro forma amounts also give effect to the sale and leaseback of interests in three of the generating plants, which were consummated in August 2000.

                                                               FOR THE PERIODS FROM
                                   ------------------------------------------------------------------------------
                                   NOVEMBER 24, 1999 TO         JANUARY 1, 2000 TO            MAY 12, 2000 TO
                                     DECEMBER 31, 1999              MAY 11, 2000              DECEMBER 31, 2001
                                   ---------------------       ----------------------      ----------------------
                                   ACTUAL      PRO FORMA       ACTUAL       PRO FORMA      ACTUAL       PRO FORMA
                                   ------      ---------       ------       ---------      ------       ---------
                                                                   (IN MILLIONS)
Revenues.........................   $29.5        $29.5         $166.5         $166.5        $483.9        $483.9
Net (loss) income................    (9.7)       (10.2)          (6.7)         (19.7)         81.2          73.0

     These unaudited pro forma results, based on assumptions deemed appropriate by REMA's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities by REPG had occurred on November 24, 1999 and January 1, 2000, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes.

(b)  Restructuring

     In July 2000, Reliant Energy Mid-Atlantic Power Holdings, LLC acquired the ownership interests in the following affiliates, which are included in these combined and consolidated financial statements, for all periods presented:

     Reliant Energy New Jersey Holdings, LLC
     Reliant Energy Maryland Holdings, LLC
     Reliant Energy Mid-Atlantic Power Services, Inc.

     These affiliates were acquired from an indirect wholly owned subsidiary of REPG for a purchase price of $192 million, which amount was borrowed from an indirect wholly owned subsidiary of REPG. In addition, the developmental entities listed in Note 1(a) were sold to Reliant Energy Mid-Atlantic Development, Inc., a wholly owned subsidiary of REPG, but not of REMA, for approximately $8 million. All these subsidiaries were included in the combined financial statements prior to such acquisition. These subsidiaries, other than the development entities, continued to be included in the consolidated financial statements after the acquisition.

     As of December 31, 1999, the Conemaugh and Keystone generating stations (Conemaugh and Keystone, respectively) are each owned as a tenancy in common among their co-owners, with each owner retaining its undivided ownership interest in the generating units and the electrical output from those units. In August 2000, REMA sold to and leased back its respective 16.45% and 16.67% interest in Conemaugh and Keystone, respectively. See Notes 2(a) and 5(a). Reliant Energy Northeast Management Company, a subsidiary of REMA, operates and manages Conemaugh and Keystone under separate operating agreements that the owners of Conemaugh and Keystone have elected to terminate effective December 31, 2002. The owners of each station have not yet decided on the operating arrangements for such station for the period beginning on January 1, 2003.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                           ESTIMATED USEFUL               DECEMBER 31,
                                                            LIVES (YEARS)       ----------------------------------
                                                                                    1999                2000
                                                           ----------------     --------------  |  --------------
                                                                                                |
Land....................................................            --          $       28,154  |  $       31,665
Generation plant-in-service.............................       11 to 30              1,242,166  |         887,352
Buildings...............................................        9 to 20                  6,045  |           4,318
Machinery and equipment.................................             10                 13,353  |           9,539
                                                                                --------------  |  --------------
  Total plant-in-service................................                             1,289,718  |         932,874
  Construction work-in-progress.........................                                   753  |           3,971
                                                                                --------------  |  --------------
    Total...............................................                             1,290,471  |         936,845
Less -- accumulated depreciation........................                                (4,152) |         (23,922)
                                                                                --------------  |  --------------
  Property, plant and equipment -- net..................                        $    1,286,319  |  $      912,923
                                                                                ==============  |  ==============

     Depreciation expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 was
$4.2 million, $15.4 million and $31.0 million, respectively.

4.   NOTES PAYABLE TO AFFILIATE AND LETTER OF CREDIT FACILITY

     In connection with Sithe's acquisition of its generating assets from GPU, REMA executed and issued approximately $1.6 billion of demand notes payable to Sithe Northeast Generating Company, Inc. (an indirect wholly owned subsidiary of Sithe) due August 20, 2001. The notes bear interest at a financing rate based on the London interbank offered rate (LIBOR) plus (a) 1.9% per annum through November 24, 2000 and (b) 2.4% per annum thereafter. The applicable interest rate was 7.644% at December 31, 1999. In connection with the acquisition of REMA in May 2000, Sithe Northeast Generating Company, Inc. sold these notes to an indirect wholly owned subsidiary of REPG. The original notes were subsequently cancelled and new notes issued (New Notes), which are due January 1, 2029. As of December 31, 2000, REMA had $838 million of New Notes outstanding. The New Notes accrue interest at a fixed rate of 9.4% per annum. Payments under this subordinated indebtedness are subordinate to REMA's lease obligations as described in Note 5(a).

     In 2000, REMA entered into a new $138 million letter of credit facility, which was scheduled to expire in January 2001, to support REMA's lease obligations discussed in Note 5(a). In January 2001, the $138 million letter of credit facility was extended through July 2001. REMA pays a fee equal to 1% of the total committed amount. Direct borrowings under the letter of credit agreement bear interest at (a) the sum of the higher of the Federal Funds Rate plus .5% or the Prime Rate plus a margin or (b) the sum of the LIBOR rate plus a margin, at the option of REMA. At December 31, 2000, $110 million of letters of credit were outstanding under this facility. There were no direct borrowings under the letter of credit agreement as of December 31, 2000.

5.   COMMITMENTS AND CONTINGENCIES

     (a) Lease Financing -- In August 2000, REMA sold to and leased back from each of three owner lessors in separate lease transactions REMA's respective 16.45%, 16.67% and 100% interest in the Conemaugh, Keystone and Shawville generating stations. As a lessee, REMA leases an interest in each facility from each owner lessor under a facility lease agreement. The lease agreements contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. The covenant restricting dividends would be suspended if a direct or indirect parent of REMA meeting specified criteria guarantees the lease obligations. As of December 31, 2000, REMA had $50 million which was restricted pursuant to the lease agreements. As consideration for the sale of REMA's interest in each of the facilities, REMA received $1.0 billion in cash. These proceeds were utilized to return capital of $183 million, with the remainder used to reduce affiliate debt. In connection with the lease transactions, REMA entered into working capital facilities with affiliates in the aggregate amount of $150 million (see
Note 8). REMA will make lease payments through 2029. The lease term expires in 2034.

     The following table sets forth REMA's obligation under these long-term operating leases (in millions):

2001.................................................................    $         259
2002.................................................................              137
2003.................................................................               77
2004.................................................................               84
2005.................................................................               75
2006 and beyond......................................................            1,188
                                                                         -------------
                                                                         $       1,820
                                                                         =============


     There was no operating lease expense for the periods November 24, 1999 to December 31, 1999 and January 1, 2000 to May 11, 2000. Operating lease expense was $20.9 million for the period May 12, 2000 to December 31, 2000.

     The equity interests in all of the subsidiaries of REMA are pledged as collateral for REMA's lease obligations. In addition, these subsidiaries have also guaranteed the payments under the lease obligations. The following represents condensed consolidating financial statements of REMA and its subsidiaries. The subsidiaries included in the condensed consolidating financial statements presented below are all wholly owned and constitute all of REMA's direct and indirect subsidiaries (Guarantor Subsidiaries). The guaranties of the Guarantor Subsidiaries of the lease obligations are all full, unconditional, and joint and several. There are no significant restrictions on REMA's ability to obtain funds from the Guarantor Subsidiaries.

         RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS LLC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (THOUSANDS OF DOLLARS)

                                                                       GUARANTOR
                                                          REMA        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------
Revenues...........................................   $    542,528    $    107,899    $        --     $    650,427
Expenses:
  Fuel, operation, maintenance and lease expenses..        273,456          46,832             --          320,288
  General and administrative.......................         21,154           3,320             --           24,474
  Depreciation and amortization....................         46,304          10,855             --           57,159
                                                      ------------    ------------    ------------    ------------
          Total Expenses...........................        340,914          61,007             --          401,921
Operating Income...................................        201,614          46,892             --          248,506
Equity in Earnings of Consolidated Subsidiaries....         22,334             --          (22,334)            --
Interest Expense to Affiliate, net.................        110,799           8,776             --          119,575
Interest Income....................................          3,034             --              --            3,034
                                                      ------------    ------------    ------------    ------------
Net Income Before Taxes............................        116,183          38,116         (22,334)        131,965

Income Tax Expense.................................         41,654          15,782             --           57,436
                                                      ------------    ------------    ------------    ------------
Net Income.........................................   $     74,529    $     22,334    $    (22,334)   $     74,529
                                                      ============    ============    ============    ============

         RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                             (THOUSANDS OF DOLLARS)

                                                                       GUARANTOR
                                                          REMA        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------
Current Assets.....................................   $    121,096    $    132,630    $    (94,525)   $    159,201
Property, Plant and Equipment, net.................        590,699         322,224             --          912,923
Other Noncurrent Assets............................        540,616          17,182        (368,638)        189,160
                                                      ------------    ------------    ------------    ------------
          Total Assets.............................   $  1,252,411    $    472,036    $   (463,163)   $  1,261,284
                                                      ============    ============    ============    ============
Current Liabilities................................   $    194,477    $     89,648    $    (94,525)   $    189,600
Noncurrent Liabilities.............................         27,117          13,750             --           40,867
Subordinated Note Payable to Affiliate.............        838,356             --              --          838,356
Member's Equity....................................        192,461         368,638        (368,638)        192,461
                                                      ------------    ------------    ------------    ------------
          Total Liabilities and Member's Equity....   $  1,252,411    $    472,036    $   (463,163)   $  1,261,284
                                                      ============    ============    ============    ============

     (b) Other Operating Leases -- REMA leases some equipment and vehicles under noncancelable operating leases extending through 2006. Future minimum rentals under lease agreements are as follows (in thousands):

2001.................................................................    $          386
2002.................................................................               288
2003.................................................................               143
2004.................................................................               109
2005.................................................................                88
2006.................................................................                12
                                                                         --------------
          Total......................................................    $        1,026
                                                                         ==============

     Rent expense incurred under other operating leases aggregated approximately $35,000, $187,000 and $346,000 for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000,
respectively.

     (c) Environmental -- Under the agreement to acquire REMA's generating assets from GPU, liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to plant closing were assumed, except for the first $6 million of remediation costs at the Seward Station. GPU retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. REMA has recorded its estimate of these environmental liabilities in the amount of $28.0 million and $35.8 million, as of December 31, 1999 and 2000, respectively. REMA expects approximately $13 million will be paid over the next five years.

     (d) Fuel Supply Agreements -- REMA is a party to several long-term fuel supply contracts that have various quantity requirements and durations. Minimum payment obligations under these agreements that extend through 2004 are as follows, as of December 31, 2000 (in millions):

2001.................................................................    $           85
2002.................................................................                66
2003.................................................................                29
2004.................................................................                14
                                                                         --------------
          Total......................................................    $          194
                                                                         ==============

     (e) Other -- REMA is party to various legal proceedings that arise from time to time in the ordinary course of business. While REMA cannot predict the outcome of these proceedings, REMA does not expect these matters to have a material adverse effect on REMA's financial position, results of operations or cash flows.

6.   EMPLOYEE BENEFIT PLANS AND OTHER EMPLOYEE MATTERS

     (a) Pension -- In connection with REPG's acquisition of REMA, REMA's non-union employees began participation in Reliant Energy's noncontributory cash balance pension plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage for 2000 was 4%. Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of Reliant Energy's pension plan consist principally of common stocks and high-quality, interest-bearing obligations. REMA's pension costs related to its non-union participants has been determined based on the non-union employees of REMA and their respective compensation level. Pension expense for the periods January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 related to REMA's non-union employees was $252,000 and $503,000, respectively. Effective March 1, 2001, REMA will no longer accrue benefits under a noncontributory pension plan for its non-union employees. Effective March 1, 2001, each non-union participant's unvested pension account balance will be fully vested and a one-time benefit enhancement will be provided to some qualifying participants.

     Substantially all of REMA's union employees participate in a noncontributory pension plan (the Union Pension Plan). The Union Pension Plan provides retirement benefits based on years of service and compensation. The funding policy of REMA is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. All pension liabilities associated with REMA's union employees' service periods prior to November 24, 1999 were retained by GPU pursuant to the purchase agreement between Sithe and GPU. Pension expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 for REMA union employees was approximately $231,000, $803,000 and $1,605,000, respectively.

     Net pension cost for the Union Pension Plan includes the following components for 2000 (in thousands):

                                                                                       2000
                                                                                  --------------
Service cost -- benefits earned during the year...............................    $        2,390
Interest cost on projected benefit obligation.................................                18
                                                                                  --------------
    Net pension cost..........................................................    $        2,408
                                                                                  ==============

     Following are reconciliations of the Hourly Plan's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 2000 (in thousands):

                                                                                       2000
                                                                                  -------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of year.......................................    $         231
  Service cost................................................................            2,390
  Interest cost...............................................................               18
                                                                                  -------------
  Benefit obligation, end of year.............................................    $       2,639
                                                                                  =============
CHANGE IN PLAN ASSETS
  Plan assets, beginning of year..............................................    $         --
  Acquisition.................................................................              955
                                                                                  -------------
  Plan assets, end of year....................................................    $         955
                                                                                  =============
RECONCILIATION OF FUNDED STATUS
  Net amount recognized.......................................................    $      (1,684)
                                                                                  =============
ACTUARIAL ASSUMPTIONS
  Discount rate...............................................................              7.5%
  Rate of increase in compensation levels.....................................       3.5 -- 5.5%
  Expected long-term rate of return on assets.................................             10.0%


     (b) Savings Plan -- Effective November 24, 1999 through May 11, 2000, REMA participated in Sithe's savings plan, which covered substantially all of REMA's employees. Effective May 12, 2000, REMA began to participate in a separate REMA savings plan, which covered substantially all of REMA's employees with terms somewhat similar to Sithe's savings plan. These savings plans are collectively referred to as the "Savings Plans." The Savings

Plans limit non-union employees to 16% pre-tax until January 1, 2001 when after-tax contributions became available. The savings plans limit union employee's pre-tax contributions to 22% and after-tax contributions to 10%. These contributions are based on covered compensation, not to exceed the annual contribution limits of the Internal Revenue Code of 1986, as amended (Code). REMA matches up to 100% of the first 3% of each non-union employee's contributions (based on the employee's service). REMA matches between 55% and 65% (based upon the terms of the applicable collective bargaining agreement) of the first 4% of each union employee's pre-tax and/or after-tax contributions (up to the annual Code contribution limits) to the Savings Plans. Employer matching contributions for non-union employees are subject to a vesting schedule, which entitles the employee to a percentage of the employer matching contributions, depending on years of service, but union employees are fully vested in their employer matching contributions. Savings plan benefit expense for REMA employees for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 was approximately $93,000, $450,000 and $935,000, respectively.

     (c) Postretirement Benefits -- REMA provides some postretirement benefits through a Reliant Energy plan (primarily medical care and life insurance benefits) for its non-union retired employees, substantially all of whom may become eligible for these benefits when they retire. Under the Reliant Energy plan, each participant has an account, for recordkeeping purposes only, to which a $750 credit is allocated annually. REMA's non-union employees become eligible for this postretirement benefit after completing five years of service after age
50. At retirement the account balance is converted into one of several annuity options, the proceeds of which can be used solely to offset the cost of purchasing medical benefits under Reliant Energy's medical plans. The accounts may not be taken as a cash distribution. Reliant Energy funds its postretirement benefits on a pay-as-you-go basis. Postretirement benefit expense related to REMA's non-union employees for the period May 12, 2000 to December 31, 2000 was $67,000.

     REMA provides some postretirement benefits (primarily medical care and life insurance benefits) for its union retired employees, substantially all of whom may become eligible for these benefits when they retire. All retiree medical obligations for REMA's union employees eligible for retirement prior to November 24, 1999 were retained by GPU pursuant to the purchase agreement between Sithe and GPU. REMA funds its union postretirement benefits on a pay-as-you-go basis. Postretirement benefit expense for the period May 12, 2000 to December 31, 2000 related to REMA's union employees was $892,000.

     The net postretirement benefit cost related to REMA's union employees includes the following components for the period May 12, 2000 to December 31, 2000 (in thousands):

                                                                                    PERIOD FROM
                                                                                  MAY 12, 2000 TO
                                                                                 DECEMBER 31, 2000
                                                                                 -----------------
Service cost -- benefits earned during the period.............................    $          814
Interest cost on projected benefit obligation.................................                78
                                                                                  --------------
Net postretirement benefit cost...............................................    $          892
                                                                                  ==============

     Following are reconciliations of REMA's beginning and ending balances of its postretirement benefit plan's benefit obligation and funded status related to its union employees for the period May 12, 2000 to December 31, 2000 (in thousands):

                                                                                   PERIOD FROM
                                                                                 MAY 12, 2000 TO
                                                                                DECEMBER 31, 2000
                                                                                -----------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of period....................................    $       2,192
   Service cost...............................................................              814
   Interest cost..............................................................               78
                                                                                  -------------
   Benefit obligation, end of period..........................................    $       3,084
                                                                                  =============

RECONCILIATION OF FUNDED STATUS
   Net amount recognized at end of period.....................................    $      (3,084)
                                                                                  =============

ACTUARIAL ASSUMPTIONS
   Discount rate..............................................................             7.5%
   Health care cost trend rates - Under 65....................................             8.0%
   Health care cost trend rates - 65 and over.................................             9.0%

     The assumed health care rates gradually decline to 5.5% for both medical categories by 2010.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would increase by approximately 11.1%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 11%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would decrease by approximately 9.4%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 9.3%.

     (d) Other Employee Matters -- Approximately 67% of REMA's employees are the subject of three collective bargaining arrangements. Of these employees, 24% are subject to arrangements that expire prior to December 31, 2001.

7.   INCOME TAXES

     REMA's current and deferred components of income tax expense were as follows:

                                                                          PERIOD FROM
                                                                        MAY 12, 2000 TO
                                                                       DECEMBER 31, 2000
                                                                       -----------------
                                                                         (IN MILLIONS)
Current
  Federal............................................................    $         42.3
  State..............................................................              12.8
                                                                         --------------
      Total current..................................................              55.1
                                                                         --------------

Deferred
  Federal............................................................               1.6
  State..............................................................               0.7
                                                                         --------------
      Total deferred.................................................               2.3
                                                                         --------------
Income tax expense...................................................    $         57.4
                                                                         ==============

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                          PERIOD FROM
                                                                        MAY 12, 2000 TO
                                                                       DECEMBER 31, 2000
                                                                       -----------------
                                                                         (IN MILLIONS)
Income before income taxes...........................................    $        138.7
Federal statutory rate...............................................              35%
                                                                         --------------
Income tax expense at statutory rate.................................              48.5
                                                                         --------------
Net addition in taxes resulting from:
  State income taxes, net of federal income tax benefit..............               8.9
                                                                         --------------
Income tax expense...................................................    $         57.4
                                                                         ==============
Effective rate.......................................................              41.4%

     Following were REMA's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                                       DECEMBER 31, 2000
                                                                       -----------------
                                                                         (IN MILLIONS)
Deferred tax assets:
  Employee benefits..................................................    $          2.9
  Environmental reserves.............................................              15.0
  Sale leaseback.....................................................               5.3
  Other..............................................................               1.1
                                                                         --------------
      Total deferred tax assets......................................              24.3
                                                                         --------------
Deferred tax liabilities:
  Depreciation.......................................................              22.0
                                                                         --------------
      Total deferred tax liabilities.................................              22.0
                                                                         --------------
      Accumulated deferred income taxes -- net.......................    $          2.3
                                                                         ==============

8.   RELATED PARTY TRANSACTIONS

     (a) Procurement and Marketing Agreement -- REMA is a partner to a procurement and marketing agreement with Reliant Energy Services under which Reliant Energy Services is entitled to procurement and power marketing fees. Under the agreement, Reliant Energy Services

     - procures coal, fuel oil and emissions allowances on REMA's behalf at a pass through price;

     - procures gas on REMA's behalf at a pass through price or for an index price plus costs of delivery, depending on when and how the gas is procured; and

     - markets power and surplus gas, fuel oil and emissions allowances on REMA's behalf.

     From November 24, 1999 through May 11, 2000, REMA sold most of the electric power generated by its facilities to the Sithe Affiliate. REMA also purchased fuel for its generation plants (other than coal for Keystone and Conemaugh) from the Sithe Affiliate.

     (b) Support Services Agreement -- REMA is a party to a support services agreement with REPG under which REPG will, on an as-requested basis and at cost, provide or procure from other affiliates or third parties services in support of REMA's business in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. REPG has agreed to provide these services only to the extent it or its affiliates provide these services for its or its subsidiaries' generating assets. Amounts charged and allocated to REMA for these services were $3.1 million for the period from May 12, 2000 to December 31, 2000.

     (c) Notes to Affiliated Entities -- See Note 4.

     (d) Working Capital Note -- REMA has executed a two-year revolving note with Reliant Energy Northeast Holdings, Inc. (RENH) under which REMA may borrow, and RENH is committed to lend, up to $30 million from time to time for working capital needs. Borrowings under the note will be unsecured and will rank equal in priority with REMA's lease obligations. REMA may replace this note with a working capital facility from an unaffiliated lender.

     (e) Subordinated Working Capital Facility -- REMA has entered into an irrevocably committed subordinated working capital facility with RENH. RENH will fund REMA's drawings under this facility through borrowings or equity contributions irrevocably committed to RENH by Reliant Energy Resources Corp. or another entity rated at least Baa2 by Moody's and BBB by Standard & Poor's. REMA may borrow under this facility to pay operating expenditures, senior indebtedness and rent, but excluding capital expenditures and subordinated indebtedness. In addition, RENH must make advances to REMA and REMA must obtain such advance under such facility up to the maximum available commitment under such facility from time to time if REMA's pro forma coverage ratio does not equal or exceed 1.1 to 1.0, measured at the time rent under the leases is due. Subject to the maximum available commitment, drawings will be made in amounts necessary to permit REMA to achieve a pro forma coverage ratio of at least 1.1 to 1.0. Initially the amount available under each of the subordinated working capital facility and the related RENH facility was $120 million, declining to zero in 2011. At December 31, 2000, there were no borrowings outstanding under this facility.

9.   UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data for 2000 is as follows (in thousands):

                                                 FORMER REMA                          CURRENT REMA
                                          --------------------------    ------------------------------------------
                                                           FOR THE        FOR THE
                                                            PERIOD         PERIOD
                                                        FROM APRIL 1,   FROM MAY 12,
                                            FIRST        2000 TO MAY    2000 TO JUNE       THIRD          FOURTH
                                           QUARTER         11, 2000       30, 2000        QUARTER        QUARTER
                                          -----------    -----------    -----------     -----------    -----------
Revenues................................  $   107,432    $    59,058    $   111,503     $   253,819    $   118,615
Operating income (loss).................       23,197         16,654         59,418         158,750         (9,513)
Net (loss) income.......................       (8,615)         1,928         22,589          75,269        (16,642)

     The variances in revenues from quarter to quarter were primarily due to the seasonal fluctuations in demand for energy and energy services and changes in energy commodity prices. Changes in operating income (loss) and net (loss) income from quarter to quarter were primarily due to the seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices and timing of maintenance expenses on electric generation plants.

10.  SUBSEQUENT EVENT

     Intercompany Note -- REMA has borrowed from RENH approximately $83 million. The borrowing matures on January 1, 2029, bears interest at a fixed rate of 9.4% and is unsecured. Repayment of the borrowing is subordinated to REMA's lease obligations as required by the lease documents.

                                      * * *

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy Mid-Atlantic Power Holdings, LLC

     We have audited the accompanying combined and consolidated balance sheets of Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) and related companies (REMA) as of December 31, 1999 and 2000, and the related combined and consolidated statements of operations, member's and shareholder's equity, and cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000. The combined and consolidated financial statements include the accounts of Reliant Energy Mid-Atlantic Power Holdings, LLC and three related companies, Reliant Energy New Jersey Holdings, LLC (formerly Sithe New Jersey Holdings, LLC), Reliant Energy Maryland Holdings, LLC (formerly Sithe Maryland Holdings, LLC) and Reliant Energy Mid-Atlantic Power Services, Inc. (formerly Sithe Mid-Atlantic Power Services, Inc.) These companies are under common ownership and common management. These financial statements are the responsibility of REMA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the combined and consolidated financial position of REMA at December 31, 1999 and 2000, and the combined and consolidated results of their operations and their combined and consolidated cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
May 11, 2001

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
           (FORMERLY SITHE NEW JERSEY HOLDINGS, LLC) AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                            FOR THE PERIODS FROM
                                                           --------------------------------------------------------
                                                                       FORMER RENJ                  CURRENT RENJ
                                                           -----------------------------------    -----------------
                                                           NOVEMBER 24, 1999   JANUARY 1, 2000       MAY 12, 2000
                                                                   TO                 TO                  TO
                                                           DECEMBER 31, 1999     MAY 11, 2000     DECEMBER 31, 2000
                                                           -----------------    --------------    -----------------
Revenues from Affiliate..................................   $        4,017      $       19,370     $       86,604
Expenses:
  Fuel from affiliate....................................               66               3,829             15,593
  Operation and maintenance..............................            1,115               5,219             20,821
  General and administrative.............................              751               1,999                820
  Depreciation and amortization..........................              605               2,068              7,997
                                                            --------------      --------------     --------------
          Total Expenses.................................            2,537              13,115             45,231
                                                            --------------      --------------     --------------
Operating Income.........................................            1,480               6,255             41,373
Interest Expense to Affiliate, net.......................            1,171               4,243              3,838
                                                            --------------      --------------     --------------
Income Before Income Taxes...............................              309               2,012             37,535
Income Tax Expense.......................................              --                  --              15,333
                                                            --------------      --------------     --------------
Net Income...............................................   $          309      $        2,012     $       22,202
                                                            ==============      ==============     ==============


               See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
           (FORMERLY SITHE NEW JERSEY HOLDINGS, LLC) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                 FORMER RENJ        CURRENT RENJ
                                                                              -----------------  -----------------
                                                                              DECEMBER 31, 1999  DECEMBER 31, 2000
                                                                              -----------------  -----------------
                                   ASSETS
  Current Assets:
     Cash and cash equivalents..............................................    $          --      $           17
     Accounts and notes receivable from affiliates, net.....................               --              25,629
     Fuel inventories.......................................................               --              14,673
     Material and supplies inventories......................................            17,649              9,942
     Other current assets...................................................               216                 22
                                                                                --------------     --------------
          Total current assets..............................................            17,865             50,283
  Property, Plant and Equipment, net........................................           143,952            310,445
  Other Noncurrent Assets:
     Goodwill, net..........................................................            22,498                --
     Air emissions regulatory allowances, net...............................            11,000             11,433
     Deferred income taxes, net.............................................               --               2,672
                                                                                --------------     --------------
          Total other noncurrent assets.....................................            33,498             14,105
                                                                                --------------     --------------
          Total Assets......................................................    $      195,315     $      374,833
                                                                                ==============     ==============

                      LIABILITIES AND MEMBER'S EQUITY
  Current Liabilities:
     Accounts Payable.......................................................    $          --      $        6,148
     Payable to affiliates..................................................            15,513                --
     Accrued payroll........................................................               385                699
     Asset purchase consideration payable...................................             1,015                --
     Demand notes payable to affiliate......................................           145,033                --
     Other current liabilities..............................................               872              2,341
                                                                                --------------     --------------
          Total current liabilities.........................................           162,818              9,188
  Noncurrent Liabilities:
     Accrued environmental liabilities......................................            11,903              8,708
     Other noncurrent liabilities...........................................             2,156                --
                                                                                --------------     --------------
          Total noncurrent liabilities......................................            14,059              8,708
  Commitments and Contingencies (Note 5)
  Member's Equity:
     Member's equity........................................................            18,129            334,735
     Retained earnings......................................................               309             22,202
                                                                                --------------     --------------
          Total member's equity.............................................            18,438            356,937
                                                                                --------------     --------------
          Total Liabilities and Member's Equity.............................    $      195,315     $      374,833
                                                                                ==============     ==============


               See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
           (FORMERLY SITHE NEW JERSEY HOLDINGS, LLC) AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                               FOR THE PERIODS FROM
                                                             --------------------------------------------------------
                                                                         FORMER RENJ                  CURRENT RENJ
                                                             -----------------------------------    -----------------
                                                             NOVEMBER 24, 1999   JANUARY 1, 2000      MAY 12, 2000
                                                                      TO                TO                  TO
                                                             DECEMBER 31, 1999     MAY 11, 2000     DECEMBER 31, 2000
                                                             -----------------    --------------    -----------------
Cash Flows from Operating Activities:
  Net income...............................................    $            309      $        2,012     $       22,202
  Adjustments to reconcile net income to net cash
    provided by (used in) operations:
    Depreciation and amortization..........................                 605               2,068              7,997
    Deferred income taxes .................................                  --                  --              3,491
    Changes in assets and liabilities:
      Inventories..........................................                   8              (2,631)            (9,845)
      Accounts and notes receivable from affiliates, net...                  --                  --            (22,009)
      Other assets ........................................                  --              (2,494)              (450)
      Other liabilities....................................                 357                (385)            (1,339)
                                                                 --------------      --------------     --------------
        Net cash provided by (used in) operating
         activities........................................               1,279              (1,430)                47
                                                                 --------------      --------------     --------------
Cash Flows from Investing Activities:
  Business acquisitions....................................            (163,162)                --            (334,735)
  Other ...................................................                  --                 --                 (30)
                                                                 --------------      --------------     --------------
        Net cash used in investing activities..............            (163,162)                --            (334,765)
                                                                 --------------      --------------     --------------
Cash Flows from Financing Activities:
  Capital contributions....................................              18,129                 --             334,735
  Proceeds from note payable to affiliate, net.............             145,033                 --                 --
  Net change in payables to affiliates.....................              (1,279)              1,430                --
                                                                 --------------      --------------     --------------
        Net cash provided by financing activities..........             161,883               1,430            334,735
                                                                 --------------      --------------     --------------
Net Change in Cash and Cash Equivalents....................                  --                  --                 17
Cash and Cash Equivalents, Beginning of Period.............                  --                  --                 --
                                                                 --------------      --------------     --------------
Cash and Cash Equivalents, End of Period...................      $           --       $          --      $          17
                                                                 ==============      ==============     ==============

Supplemental Cash Flow Information:
     Cash Payments:
        Interest to affiliate..............................      $        1,171      $        4,111     $          --
        Income taxes.......................................                  --                  --                --


               See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
           (FORMERLY SITHE NEW JERSEY HOLDINGS, LLC) AND SUBSIDIARIES

                   STATEMENTS OF CONSOLIDATED MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                       TOTAL
                                                           MEMBER'S EQUITY    RETAINED EARNINGS    MEMBER'S EQUITY
                                                           ---------------    -----------------    ----------------
FORMER RENJ:
Balance, November 24, 1999..............................    $          --       $          --      $          --
  Capital contributions.................................            18,129                                 18,129
  Net income............................................                                   309                309
                                                            --------------      --------------     --------------
Balance, December 31, 1999..............................            18,129                 309             18,438
  Net income............................................                                 2,012              2,012
                                                            --------------      --------------     --------------
Balance, May 11, 2000...................................            18,129               2,321             20,450
                                                            --------------      --------------     --------------

==================================================================================================================
CURRENT RENJ:
  Elimination of former RENJ balances...................           (18,129)             (2,321)           (20,450)
  Capital contributions.................................           334,735                                334,735
  Net income ...........................................                                22,202             22,202
                                                            --------------      --------------     --------------
Balance, December 31, 2000..............................    $      334,735      $       22,202     $      356,937
                                                            ==============      ==============     ==============


               See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
           (FORMERLY SITHE NEW JERSEY HOLDINGS, LLC) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Reliant Energy New Jersey Holdings, LLC -- Reliant Energy New Jersey Holdings, LLC (formed December 28, 1998 and formerly named Sithe New Jersey Holdings, LLC), together with its subsidiaries (collectively, RENJ), were indirect wholly owned subsidiaries of Sithe Energies, Inc. (Sithe) as of December 31, 1999. RENJ acquired its generating stations and various related assets from an operating subsidiary of GPU, Inc. (GPU), a utility holding company, on November 24, 1999. Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) (REMA), an affiliate of RENJ, also acquired assets from GPU in Pennsylvania as did another affiliate in Maryland. The operations of RENJ, REMA and the other affiliate in Maryland have been managed together since November 24, 1999.

     In May 2000, Sithe, through an indirect wholly owned subsidiary, sold all of its equity interests in RENJ and REMA to an indirect wholly owned subsidiary of Reliant Energy Power Generation, Inc. (REPG). REPG is an indirect subsidiary of Reliant Energy, Incorporated (Reliant Energy) (see Note 2). Following this transaction, RENJ changed its name such that "Sithe" was replaced with "Reliant Energy."

     RENJ owns and operates four electric generation plants in New Jersey with an annual average net generating capacity of approximately 1,499 megawatts (MW).

     (b) Basis of Presentation and Principles of Consolidation -- These consolidated financial statements present the results of operations for the periods from November 24, 1999 (the date that RENJ acquired the generation assets from GPU) to December 31, 1999, January 1, 2000 to May 11, 2000 (the date that REPG indirectly acquired RENJ), and May 12, 2000 to December 31, 2000. Within these financial statements, "Current RENJ" and "Former RENJ" refer to RENJ after and before, respectively, the acquisition from Sithe Energies by REPG. There are no separate financial statements available with regard to the facilities of RENJ (prior to the acquisition) because their operations were fully integrated with, and their results of operations were consolidated into, the former owners of the facilities of RENJ. In addition, the electric output of the facilities was sold based on rates set by regulatory authorities. As a result and because electricity rates will now be set by the operation of market forces, the historical financial data with respect to the facilities of RENJ prior to November 24, 1999 is not meaningful or indicative of RENJ's future results. RENJ's results of operations in the future will depend primarily on revenues from the sale of energy, capacity and ancillary services, and the level of its operating expenses.

     Prior to the date REPG acquired RENJ, the acquisition of RENJ's generating assets was recorded under the purchase method of accounting with assets and liabilities of RENJ reflected at their estimated fair values as of the date of the purchase. On a preliminary basis, RENJ's fair value adjustments included increases in property, plant and equipment and air emissions regulatory credits. The allocation of the purchase price was preliminary, since the valuation of property, plant and equipment and air emissions regulatory allowances as well as the valuation of material and supplies inventories and environmental reserves had not been finalized. As of December 31, 1999, RENJ's liabilities included $1.0 million of asset purchase consideration payable in connection with RENJ's acquisition of its generating assets.

     The consolidated financial statements include the accounts of RENJ. All significant intercompany transactions and balances are eliminated in consolidation.

     (c) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (d) Market Risk and Other Uncertainties -- RENJ is subject to risks associated with price movements of energy commodities, supply and price of fuel, seasonal weather patterns, technological obsolescence and the regulatory environment within the United States.

     (e) Revenue Recognition -- Revenues include energy, capacity and ancillary service sales. Current RENJ's power and services, excluding capacity, were sold at market-based prices through sales to a related party and indirect subsidiary of Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services) for resale. Reliant Energy Services acted as agent on behalf of RENJ on most market-based sales. RENJ's capacity was also sold to Reliant Energy Services at terms that mirror a transition power purchase agreement between Reliant Energy Services and GPU. The transition power purchase agreement extends through May 31, 2002. Sales not billed by month-end are accrued based upon estimated energy or services delivered.

     Prior to May 11, 2000, Former RENJ's power and services, excluding capacity, were sold at market-based prices through sales to a related party and wholly owned subsidiary of Sithe (the Sithe Affiliate) for resale.

     (f) Cash and Cash Equivalents -- Cash and cash equivalents are considered to be highly liquid investments with an original maturity of three months or less, which are cash or are readily convertible to cash.

     (g) Inventories -- Inventories are comprised of materials, supplies and fuel stock held for consumption and are stated at the lower of weighted-average cost or market.

     (h) Fair Values of Financial Instruments -- The recorded amounts for financial instruments such as affiliate receivables and payables approximate fair value.

     (i) Property, Plant and Equipment -- Property, plant and equipment are stated at cost or valuation. Depreciation is computed using the straight-line method over the estimated useful lives commencing when assets, or major components thereof, are either placed in service or acquired, as appropriate. RENJ expenses all repair and maintenance costs as incurred.

     (j) Intangible Assets -- Cost in excess of fair value of net assets acquired (goodwill) was amortized on a straight-line basis over the estimated useful life of 40 years. Goodwill amortization expense for the periods from November 24, 1999 to December 31, 1999 and January 1, 2000 to May 11, 2000 was $46,000 and $200,000, respectively. In REPG's preliminary purchase allocation, there is no goodwill (see Note 2).


     Other intangible assets consist primarily of air emissions regulatory allowances that have already been issued to RENJ and allowances that RENJ expects to be allocated during the remaining useful lives of the plants. These intangible assets are amortized on a unit-of-production basis as utilized. Because no credits were utilized in 1999 and during the period January 1, 2000 to May 11, 2000, no amortization expense was recognized during these periods related to other intangible assets. Other intangible amortization expense during the period from May 12, 2000 to December 31, 2000 was $48,000.

     (k) Impairment of Long-Lived Assets -- RENJ periodically evaluates long-lived assets, including property, plant and equipment and other intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated.

     (l) Project Development Costs -- RENJ capitalizes the deposits made toward future combustion turbine deliveries as well as the direct costs associated with viable projects, including some third-party legal, accounting and consulting costs. These capitalized costs are amortized over the estimated life of the project on a straight-line basis, beginning when the project becomes operational. Other project development costs are expensed as incurred.

     (m) Income Taxes -- In connection with the acquisition, RENJ entered into a tax sharing agreement with Reliant Energy, whereby RENJ calculates its income tax provision on a separate return basis. RENJ uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. RENJ's current federal and state income taxes are payable to and receivable from Reliant Energy. For additional information regarding income taxes, see Note 7.

     (n) Comprehensive Income -- RENJ had no items of comprehensive income for the financial statement periods presented.

     (o) New Accounting Pronouncements -- Effective January 1, 2001, RENJ was required to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. In addition, in June 2000, the Financial Accounting Standards Board issued an amendment that narrows the applicability of the pronouncement to some purchase and sales contracts and allows hedge accounting for some other specific hedging relationships. Adoption of SFAS No. 133 resulted in no cumulative after-tax change to net income or other comprehensive income.

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the SEC on December 3, 1999. SAB No. 101 summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. RENJ's consolidated financial statements reflect the accounting principles provided in SAB No. 101.

2.   ACQUISITION BY REPG AND RESTRUCTURING

     In February 2000, REPG reached a definitive agreement to purchase the equity in and the pre-existing affiliate debt of RENJ, REMA and other affiliates from Sithe for an aggregate purchase price of $2.1 billion, subject to post-closing adjustments which management does not believe will be material. Included within this purchase transaction were transition power purchase agreements, including the capacity transition contract with GPU described in
Note 1(e). The transaction was completed in May 2000. REPG accounted for the acquisition as a purchase with assets and liabilities of RENJ reflected at their estimated fair values. The fair value adjustments related to the acquisition which have been pushed down to RENJ, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventories, environmental reserves and related deferred taxes. The air emissions regulatory allowances of $12 million are being amortized on a units-of-production basis as utilized. In addition, a valuation allowance for materials and supplies inventories of $8 million was established. As of December 31, 2000, RENJ has liabilities associated with four site investigations and environmental remediations. RENJ has recorded its estimate of these environmental liabilities in the amount of $8.7 million as of December 31, 2000. RENJ finalized these fair value adjustments in May 2001. There were no material modifications to the preliminary adjustments from December 31, 2000.

     The net purchase price of RENJ was allocated as follows:

                                                                                  PURCHASE
                                                                                    PRICE
                                                                                 ALLOCATION
                                                                                 ----------
                                                                                (IN MILLIONS)
Current assets..............................................................    $           18
Property, plant and equipment...............................................               318
Goodwill....................................................................               --
Other intangibles...........................................................                12
Other assets................................................................                 6
Current liabilities.........................................................               (10)
Other liabilities...........................................................                (9)
                                                                                --------------
                                                                                $          335
                                                                                ==============

     The following table presents selected actual financial information and unaudited pro forma information for the periods November 24, 1999 to December 31, 1999 and January 1, 2000 to May 11, 2000, as if the acquisition by

REPG had occurred on November 24, 1999 and January 1, 2000, as applicable. Pro forma information would not be meaningful for the periods prior to November 24, 1999 since historical financial results of the business and the revenue generating activities underlying the periods prior to November 24, 1999 are substantially different from the wholesale generation activities that RENJ has been engaged in after November 24, 1999.

                                                                          FOR THE PERIODS FROM
                                                       -----------------------------------------------------------
                                                                              FORMER REMA
                                                       -----------------------------------------------------------
                                                          NOVEMBER 24, 1999 TO             JANUARY 1, 2000 TO
                                                           DECEMBER 31, 1999                  MAY 11, 2000
                                                       ---------------------------     ---------------------------
                                                         ACTUAL        PRO FORMA         ACTUAL        PRO FORMA
                                                       -----------     -----------     -----------     -----------
                                                                             (IN MILLIONS)
Revenues...........................................    $       4.0     $       4.0     $      19.4     $      19.4
Net income.........................................            0.3             0.5             2.0             1.8

     These unaudited pro forma results, based on assumptions deemed appropriate by RENJ's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the RENJ by REPG had occurred on November 24, 1999 and January 1, 2000, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization and income taxes.

     In July 2000, REMA acquired the equity ownership interests in RENJ as well as other affiliates.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                                           DECEMBER 31,
                                                           ESTIMATED USEFUL     -----------------------------------
                                                            LIVES (YEARS)             1999                2000
                                                           ----------------     --------------     ----------------
Land....................................................            --          $        5,280     $          8,522
Generation plant-in-service ............................       11 to 30                139,020              309,380
Machinery and equipment.................................             10                    211                  492
                                                                                --------------     ----------------
    Total ..............................................                               144,511              318,394
Less -- accumulated depreciation .......................                                  (559)              (7,949)
                                                                                --------------     ----------------
    Property, plant and equipment -- net ...............                        $      143,952     $        310,445
                                                                                ==============     ================

     Depreciation expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 was
$559,000, $1,868,000 and $7,949,000, respectively.

4.   NOTES PAYABLE TO AFFILIATE

     In connection with Sithe's acquisition of its generating assets from GPU, RENJ entered into approximately $145 million of demand notes payable to Sithe Northeast Generating Company, Inc. (an indirect wholly owned subsidiary of Sithe) due August 20, 2001. In connection with the acquisition of RENJ in May 2000, Sithe Northeast Generating Company, Inc. sold these notes to an indirect wholly owned subsidiary of REPG (see Note 2). The original notes were subsequently cancelled and new notes issued (New Notes), which are due January 1, 2029.

     Prior to May 2000, the notes bore interest at a financing rate based on the London interbank offered rate (LIBOR) plus 1.9% per annum. The New Notes accrue interest at a fixed rate of 9.4% per annum. There are no amounts outstanding on these notes as of December 31, 2000.

5.   COMMITMENTS AND CONTINGENCIES

     (a) Environmental -- Under the agreement to acquire RENJ's generating assets from GPU, liabilities associated with ash disposal site closure and site contamination at the acquired facilities in New Jersey prior to closing were assumed. GPU retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. RENJ has recorded its estimate of these environmental liabilities in the amount of $11.9 million and $8.7 million as of December 31, 1999 and 2000, respectively. RENJ expects approximately $5 million will be paid over the next five years.

     (b) Operating Leases -- RENJ leases some equipment and vehicles under noncancelable operating leases extending through 2006. Future minimum rentals under lease agreements are as follows (in thousands):

2001.........................................................................     $           25
2002.........................................................................                 25
2003.........................................................................                 24
2004.........................................................................                 11
2005.........................................................................                 11
2006.........................................................................                  7
                                                                                  --------------
          Total..............................................................     $          103
                                                                                  ==============

     Rent expense incurred under operating leases aggregated approximately $4,000, $8,000 and $14,000 for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31,
2000, respectively.

     (c) Other -- RENJ is party to various legal proceedings that arise from time to time in the ordinary course of business. While RENJ cannot predict the outcome of these proceedings, RENJ does not expect these matters to have a material adverse effect on RENJ's financial position, results of operations or cash flows.

6.   EMPLOYEE BENEFIT PLANS AND OTHER EMPLOYEE MATTERS

     (a) Pension -- In connection with REPG's acquisition of REMA, RENJ's non-union employees participate in Reliant Energy's noncontributory cash balance pension plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage for 2000 was 4%. Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of Reliant Energy's pension plan consist principally of common stocks and high-quality, interest-bearing obligations. Effective March 1, 2001, RENJ will no longer accrue benefits under a noncontributory pension plan for its non-union employees. Effective March 1, 2001, each non-union participant's pension account balance will be fully vested and a one-time benefit enhancement will be provided to some qualifying participants.

     Substantially all of RENJ's union employees participate in REMA's noncontributory pension plan (the Union Plan). The Union Plan provides retirement benefits based on years of service and compensation. The funding policy of REMA is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. All pension liabilities associated with RENJ's union employees' service periods prior to November 24, 1999 were retained by GPU pursuant to the purchase agreement between Sithe and GPU.

     RENJ's pension costs related to its non-union and union employees has been determined based on the employees of RENJ and their respective compensation level. RENJ's pension expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 was
$16,000, $65,000 and $131,000, respectively.

     (b) Savings Plan -- Effective November 24, 1999 through May 11, 2000, RENJ participated in Sithe's savings plan, which covered substantially all of RENJ's employees. Effective May 12, 2000, RENJ began to participate in a separate REMA savings plan, which covered substantially all of RENJ's employees with terms somewhat similar to Sithe's savings plan. These savings plans are collectively referred to as the "Savings Plans". The Savings Plans limit non-union employees to 16% pre-tax until January 1, 2001 when after-tax contributions become available. The Savings Plans limit union employees' pre-tax contribution to 22% and after-tax contributions to 10%. These contributions were based on covered compensation, not to exceed the annual contribution limits of the Internal Revenue Code of 1986, as amended (Code). RENJ matches up to 100% of the first 3% of each non-union employee's contributions (based on the employee's service). RENJ matches between 55% and 65% (based upon the terms of the applicable collective bargaining agreement) of the first 4% of each union employee's pre-tax and/or after-tax contributions (up to the annual Code contribution limits) to the Savings Plans. Employer matching contributions for non-union employees are subject to a vesting schedule, which entitles the employee to a percentage of the employer matching contributions, depending on years of service, but union employees are fully vested in their employer matching contributions. Savings plan benefit expense for RENJ employees for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 was approximately $12,000, $39,000 and $61,000, respectively.

     (c) Postretirement Benefits -- RENJ provides some postretirement benefits through Reliant Energy and REMA plans (primarily medical care and life insurance benefits) for its retired employees, substantially all of whom may become eligible for these benefits when they retire. All retiree medical obligations for RENJ employees eligible for retirement prior to November 24, 1999 were retained by GPU pursuant to the purchase agreement between Sithe and GPU. RENJ's postretirement benefits are funded on a pay-as-you-go basis. Postretirement benefit expense for the period May 12, 2000 to December 31, 2000 related to RENJ's employees was $58,000.

     (d) Other Employee Matters -- As of December 31, 2000, approximately 75% of RENJ's employees are the subject of a collective bargaining arrangement. All these employees are subject to arrangements that expire prior to December 31, 2001.

7.   INCOME TAXES

     RENJ's current and deferred components of income tax expense were as follows:

                                                                                   PERIOD FROM
                                                                                 MAY 12, 2000 TO
                                                                                DECEMBER 31, 2000
                                                                                -----------------
                                                                                  (IN MILLIONS)
Current
  Federal....................................................................     $          9.2
  State......................................................................                2.6
                                                                                  --------------
      Total current..........................................................               11.8
                                                                                  --------------

Deferred
  Federal....................................................................                2.7
  State......................................................................                0.8
                                                                                  --------------
      Total deferred.........................................................                3.5
                                                                                  --------------
Income tax expense...........................................................     $         15.3
                                                                                  ==============

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                                   PERIOD FROM
                                                                                 MAY 12, 2000 TO
                                                                                DECEMBER 31, 2000
                                                                                -----------------
                                                                                  (IN MILLIONS)
Income before income taxes...................................................     $         37.5
Federal statutory rate.......................................................               35.0%
                                                                                  --------------
Income tax expense at statutory rate.........................................               13.1
                                                                                  --------------
Net addition in taxes resulting from:
  State income taxes, net of federal income tax benefit......................                2.2
                                                                                  --------------
Income tax expense...........................................................     $         15.3
                                                                                  ==============
Effective rate...............................................................               40.8%

     Following were RENJ's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                                                DECEMBER 31, 2000
                                                                                -----------------
                                                                                  (IN MILLIONS)
Deferred tax assets:
  Environmental reserves.....................................................     $          3.8
  Other......................................................................                1.2
                                                                                  --------------
      Total deferred tax assets..............................................                5.0
                                                                                  --------------
Deferred tax liabilities:
  Depreciation...............................................................                2.3
                                                                                  --------------
      Total deferred tax liabilities.........................................                2.3
                                                                                  --------------
      Accumulated deferred income taxes -- net...............................     $          2.7
                                                                                  ==============

8.   RELATED PARTY TRANSACTIONS

     (a) Procurement and Marketing Agreement -- RENJ is a partner to a procurement and marketing agreement with Reliant Energy Services under which Reliant Energy Services is entitled to procurement and power marketing fees. Under the agreement, Reliant Energy Services

     - procures coal, fuel oil and emissions allowances on RENJ's behalf at a pass through price;

     - procures gas on RENJ's behalf at a pass through price or for an index price plus costs of delivery, depending on when and how the gas is procured; and

     - markets power and surplus gas, fuel oil and emissions allowances on RENJ's behalf.

     From November 24, 1999 through May 11, 2000, RENJ sold most of the electric power generated by its facilities to the Sithe Affiliate. REMA also purchased fuel for its generation plants from the Sithe Affiliate.

     (b) Support Services Agreement -- RENJ is a party to a support services agreement with REPG under which REPG will, on an as-requested basis and at cost, provide or procure from third parties services in support of RENJ's business in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. REPG has agreed to provide these services only to the extent it or its affiliates provide these services for its or its subsidiaries' generating assets. No amounts were charged and allocated to RENJ for these services for the period from May 12, 2000 to December 31, 2000.

9.   LEASE FINANCING

     In August 2000, REMA sold interests in three of its generating plants acquired in November 1999 and leased them back from owner lessors. The equity interests in RENJ are pledged as collateral for REMA's lease obligation. In addition, RENJ guarantees the lease obligations.

     The following table sets forth REMA's obligation under these long-term operating leases (in millions):

2001........................................................    $          259
2002........................................................               137
2003........................................................                77
2004........................................................                84
2005........................................................                75
2006 and beyond.............................................             1,188
                                                                --------------
                                                                $        1,820
                                                                ==============


                                      * * *

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy New Jersey Holdings, LLC

     We have audited the accompanying consolidated balance sheet of Reliant Energy New Jersey Holdings, LLC (formerly Sithe New Jersey Holdings, LLC) and its subsidiaries (RENJ) as of December 31,1999 and 2000, and the related statements of consolidated income, member's equity and cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000. These financial statements are the responsibility of RENJ's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RENJ at December 31, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 in
conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
May 11, 2001

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the fourteenth day of May, 2001.

                                       RELIANT ENERGY MID-ATLANTIC
                                           POWER HOLDINGS, LLC
                                             (Registrant)


                                        By: /s/ JOHN H. STOUT
                                          --------------------------------------
                                          John H. Stout
                                          Vice President and General Manager

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2001.

                 SIGNATURE                                        TITLE
                 ----------                                       -----

            /s/ JOHN H. STOUT                         Vice President and General Manager
---------------------------------------------         (Principal Executive Officer)
              (John H. Stout)

         /s/ JAMES E. HAMMELMAN                       Treasurer
----------------------------------------------        (Principal Financial Officer and
           (James E. Hammelman)                       Officer)

           /s/ JOE BOB PERKINS                        Director
---------------------------------------------
             (Joe Bob Perkins)


              /s/ DAVID G. TEES                       Director
---------------------------------------------
              (David G. Tees)
