Form 10-Q
period 2001-03-31
RELIANT ENERGY MID ATLANTIC POWER HOLDINGS LLC
filed 2001-05-15
CIK 1129600

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from                to
                                       --------------    ------------------


                         ------------------------------


Commission file number
                       --------------

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
             (Exact name of registrant as specified in its charter)


                Delaware                                    52-2154847
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


              1111 Louisiana
              Houston, Texas                                 77002
 (Address of principal executive offices)                  (Zip Code)

                                 (713) 207-3200
              (Registrant's telephone number, including area code)


                          -----------------------------

Reliant Energy Mid-Atlantic Power Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                    -----

As of May 14, 2001, all 1,000 shares of Reliant Energy Mid-Atlantic Power Holdings, LLC common stock were held by Reliant Energy Northeast Generation, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

PART I        FINANCIAL INFORMATION

              Statements of Combined and Consolidated Operations
                  Three Months Ended March 31, 2000 and 2001 (unaudited)...................................  1
              Consolidated Balance Sheets
                  December 31, 2000 and March 31, 2001 (unaudited).........................................  2
              Statements of Combined and Consolidated Cash Flows
                  Three Months Ended March 31, 2000 and 2001 (unaudited)...................................  3
              Notes to Unaudited Combined and Consolidated Financial Statements............................  4

              Management's Narrative Analysis of the Results of Operations of
                  Reliant Energy Mid-Atlantic Power Holdings, LLC..........................................  8


PART II       OTHER INFORMATION

              Legal Proceedings............................................................................  II-1

              Other Information............................................................................  II-1

              Exhibits and Reports on Form 8-K.............................................................  II-2

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                              --------------------------------------
                                                                                 FORMER REMA        CURRENT REMA
                                                                              ------------------ -------------------
                                                                                MARCH 31, 2000     MARCH 31, 2001
                                                                              ------------------ -------------------
Revenues, including $107.4 million and $4.5 million from affiliate..........    $      107,432     $      145,851
Expenses:
  Fuel, including $26.4 million and $0.3 million from affiliate.............            38,500             45,908
  Operation and maintenance.................................................            25,304             34,455
  Facilities lease expense..................................................                -              14,708
  General and administrative................................................             7,546             13,734
  Depreciation and amortization.............................................            12,885             10,945
                                                                              ------------------ -------------------
    Total Expenses..........................................................            84,235            119,750
                                                                              ------------------ -------------------
Operating Income............................................................            23,197             26,101
Interest Expense to Affiliate, net..........................................            31,812             20,833
Interest Income.............................................................                -                 466
                                                                              ------------------ -------------------
Net (Loss) Income Before Taxes..............................................            (8,615)             5,734
                                                                              ------------------ -------------------
Income Tax Expense..........................................................                -               2,500
                                                                              ------------------ -------------------
Net (Loss) Income...........................................................    $       (8,615)    $        3,234
                                                                              ================== ===================

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              DECEMBER 31, 2000    MARCH 31, 2001
                                                                              ------------------ -------------------
                                   ASSETS
  Current Assets:
     Cash and cash equivalents..............................................    $       38,107     $       17,330
     Fuel inventories.......................................................            29,180             24,661
     Material and supplies inventories......................................            34,885             34,893
     Non-trading derivative assets..........................................                -              50,630
     Restricted deposits....................................................            50,000                 -
     Other current assets...................................................             7,029             59,463
                                                                              ------------------ -------------------
          Total current assets..............................................           159,201            186,977
                                                                              ------------------ -------------------
  Property, Plant and Equipment:
     Property, plant and equipment..........................................           936,845            937,505
     Less accumulated depreciation..........................................           (23,922)           (33,343)
                                                                              ------------------ -------------------
          Property, plant and equipment, net................................           912,923            904,162
                                                                              ------------------ -------------------
  Other Noncurrent Assets:
     Goodwill, net..........................................................             7,100              7,052
     Air emissions regulatory allowances, net...............................           154,988            159,764
     Non-trading derivative assets..........................................                -              50,420
     Other..................................................................            24,726             78,113
     Deferred income taxes, net.............................................             2,346             22,294
                                                                              ------------------ -------------------
          Total other noncurrent assets.....................................           189,160            317,643
                                                                              ------------------ -------------------
          Total Assets......................................................    $    1,261,284     $    1,408,782
                                                                              ================== ===================

             LIABILITIES AND MEMBER'S EQUITY
  Current Liabilities:
     Accounts payable.......................................................    $       56,432     $        7,655
     Accounts and notes payable to affiliates, net..........................           105,047            178,957
     Accrued payroll........................................................            10,394              6,693
     Non-trading derivative liabilities.....................................                -             102,578
     Other current liabilities..............................................            17,727             12,486
                                                                              ------------------ -------------------
          Total current liabilities.........................................           189,600            308,369
  Noncurrent Liabilities:
     Accrued environmental liabilities......................................            35,826             35,826
     Non-trading derivative liabilities.....................................                -              70,326
     Other noncurrent liabilities...........................................             5,041              6,315
                                                                              ------------------ -------------------
          Total noncurrent liabilities......................................            40,867            112,467
  Subordinated Note Payable to Affiliate....................................           838,356            838,356
  Commitments and Contingencies (Note 5)
  Member's Equity:
     Common stock (no par value, 1,000 shares authorized,
       1,000 shares issued and outstanding).................................                -                  -
     Capital contributions..................................................           111,245            111,845
     Retained earnings......................................................            81,216             84,450
     Accumulated other comprehensive loss...................................                -             (46,705)
                                                                              ------------------ -------------------
          Total member's equity.............................................           192,461            149,590
                                                                              ------------------ -------------------
          Total Liabilities and Member's Equity.............................    $    1,261,284     $    1,408,782
                                                                              ================== ===================

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                  FORMER REMA        CURRENT REMA
                                                                              ------------------ -------------------
                                                                                     2000                2001
                                                                              ------------------ -------------------
Cash Flows from Operating Activities:
  Net (loss) income.........................................................    $       (8,615)    $        3,234
  Adjustments to reconcile net (loss) income to net cash provided by (used
    in) operations:
    Depreciation and amortization...........................................            12,885             10,945
    Deferred income taxes...................................................                -               5,201
    Changes in assets and liabilities:
      Inventories...........................................................              (572)             4,511
      Other assets..........................................................            (1,105)           (55,820)
      Accounts payable......................................................               685            (48,777)
      Accounts and notes payable to affiliates, net.........................                -              73,910
      Other liabilities.....................................................             5,413             (7,668)
                                                                              ------------------ -------------------
        Net cash provided by (used in) operating activities.................             8,691            (14,464)
                                                                              ------------------ -------------------
Cash Flows from Investing Activities:
  Capital expenditures......................................................            (4,409)            (6,913)
                                                                              ------------------ -------------------
      Net cash used in investing activities.................................            (4,409)            (6,913)
                                                                              ------------------ -------------------
Cash Flows from Financing Activities:
  Net change in payable to affiliates.......................................            (4,804)                -
  Capital contributions.....................................................                -                 600
                                                                              ------------------ -------------------
      Net cash (used in) provided by financing activities...................            (4,804)               600
                                                                              ------------------ -------------------
Net Change in Cash and Cash Equivalents.....................................              (522)           (20,777)
Cash and Cash Equivalents, Beginning of Period..............................               570             38,107
                                                                              ------------------ -------------------
Cash and Cash Equivalents, End of Period....................................    $           48     $       17,330
                                                                              ================== ===================

Supplemental Cash Flow Information:
   Cash Payments:
      Interest to affiliate.................................................    $       31,812     $           -
      Income taxes..........................................................                -              42,361

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

        NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These interim condensed financial statements (Interim Financial Statements) include the accounts of Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) and the affiliates and subsidiaries (collectively, REMA) described in Note 1(a) to REMA's Annual Report on Form 10-K of REMA (REMA Form 10-K) for the year ended December 31, 2000. These Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with generally accepted accounting principles and should be read in combination with the REMA Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REMA's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in REMA's statements of combined and consolidated operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to REMA's presentation of financial statements in the current year. These reclassifications do not affect earnings of REMA.

     Note 5 to Combined and Consolidated Financial Statements of REMA included in REMA Form 10-K (REMA 10-K Notes) relate to material contingencies. This note, updated by the notes contained in these Interim Financial Statements, is incorporated herein by reference.

     Reliant Energy Mid-Atlantic Power Holdings, LLC and related companies were indirect wholly owned subsidiaries of Sithe Energies, Inc. (Sithe) as of March 31, 2000. See Note 1 to REMA 10-K Notes.

     In May 2000, Sithe, through an indirect wholly owned subsidiary, sold all of its equity interests in REMA to an indirect wholly owned subsidiary of Reliant Energy Power Generation, Inc. (REPG). REPG is a wholly owned subsidiary of Reliant Resources, Inc., which is in turn, a subsidiary of Reliant Energy, Incorporated (Reliant Energy). See Note 2 to REMA 10-K Notes.

     Within these financial statements, "Current REMA" and "Former REMA" refer to REMA, after and before, respectively, the May 2000 acquisition from Sithe and one of its subsidiaries by REPG. As a result of the July 2000 restructuring (see
Note 2 to REMA 10-K Notes), Current REMA financials are presented on a consolidated basis, whereas Former REMA financials are presented on a combined basis.

2.   DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, REMA adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. If certain conditions are met, an entity may designate a derivative instrument as hedging (a) the exposure to changes in the fair value of an asset or liability (Fair Value Hedge), (b) the exposure to variability in expected future cash flows (Cash Flow Hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs.

     Adoption of SFAS No. 133 on January 1, 2001, resulted in no cumulative after-tax change in net income and a cumulative after-tax increase in accumulated other comprehensive loss of $73.7 million. The adoption also increased current assets, noncurrent assets, current liabilities and noncurrent liabilities by $85.1 million, $9.0 million, $155.2 million and $12.6 million, respectively, in REMA's Consolidated Balance Sheet. During the three months ended March 31, 2001, $17 million of the initial after-tax transition adjustment recognized in other comprehensive loss was reclassified to net income.

     The application of SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected. The FASB released tentative guidance in April 2001 on three issues that impact our industry. The FASB concluded in its tentative guidance that contracts subject to "bookouts," a scheduling convenience used when two utilities have offsetting transactions, cannot qualify for the normal purchases and sales exception. The FASB also released tentative guidance that will prohibit option contracts on electricity to qualify for the normal purchases and normal sales exception. Lastly, the FASB issued tentative guidance that forward contracts containing optionality features which modify the quantity delivered cannot qualify for the normal purchases and sales exception. The tentative guidance issued by the FASB is subject to a comment period which ends on June 1, 2001. If the tentative guidance is unchanged, REMA is required to adopt this guidance as of July 1, 2001. REMA is in the process of determining the effect of adoption.

     REMA is exposed to various market risks. These risks are inherent in REMA's financial statements and arise from transactions entered into in the normal course of business. REMA utilizes derivative financial instruments to mitigate the impact of changes in electricity and fuel prices on its operating results and cash flows.

Cash Flow Hedges

     To reduce the risk from market fluctuations in revenues and the resulting cash flows derived from the sale of electric power, REMA enters into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge sales of electric power and purchases of natural gas and other commodities used to generate electric power. The Energy Derivative portfolios are managed to complement the physical transaction portfolio, reducing overall risks within management-prescribed limits.

     REMA applies hedge accounting for its derivative financial instruments utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During the three months ended March 31, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, REMA realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. During the three months ended March 31, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified to net income and included in REMA's Statements of Consolidated Operations under the captions (a) revenues, in the case of electric power sales transactions and (b) fuel expenses, in the case of natural gas and other commodity transactions. Cash flows resulting from these transactions in Energy Derivatives are included in REMA's Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2001, current non-trading-derivative assets and current non-trading-derivative liabilities and corresponding amounts in accumulated other comprehensive loss are expected to be recognized into net income during the next twelve months.

     The maximum length of time REMA is hedging its exposure to the variability in future cash flows for forecasted transactions is five years.

3.   COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive loss for the three months ended March 31, 2001. There was no comprehensive income for the three months ended March 31, 2000.

                                                                               THREE MONTHS ENDED
                                                                                 MARCH 31, 2001
                                                                               ------------------
                                                                                  (IN MILLIONS)
Net income..................................................................    $            3
Other comprehensive income (loss):
    Cumulative effect of adoption of SFAS No. 133...........................               (74)
    Net deferred gains from cash flow hedges................................                10
    Reclassification of deferred loss on derivatives realized in net income.                17
                                                                              --------------------
Comprehensive loss..........................................................    $          (44)
                                                                              ====================

4.   ACQUISITION BY REPG

     In May 2000, REPG purchased the equity in REMA from Sithe for an aggregate purchase price of $2.1 billion, subject to post-closing adjustments which management does not believe will be material. Included within this purchase transaction were transition power purchase agreements, including the capacity transition contract with GPU described in Note 1(e) to REMA 10-K Notes. The transaction was completed in May 2000. REPG accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The fair value adjustments related to the acquisition which have been pushed down to REMA, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventories, environmental reserves and related deferred taxes. REMA finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 2(a) to REMA 10-K Notes.

     Current REMA's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents Former REMA's selected unaudited actual financial information and unaudited pro forma information for the three months ended March 31, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 5(a) to REMA 10-K Notes.

                                                                                THREE MONTHS ENDED MARCH 31, 2000
                                                                              --------------------------------------
                                                                                   ACTUAL            PRO FORMA
                                                                              ------------------ -------------------
                                                                                           (IN MILLIONS,
                                                                                     EXCEPT PER SHARE AMOUNTS)
Revenues....................................................................    $          107     $          107
Net loss....................................................................                (9)               (16)

     These unaudited pro forma results, based on assumptions deemed appropriate by REMA's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities had occurred on January 1, 2000.
Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes.

5.   COMMITMENTS AND CONTINGENCIES

(a)  REMA Ash Disposal Site Closures and Site Contaminations.

     Under the agreement to acquire REMA's generating assets from GPU (see Note 2(a) to REMA 10-K Notes), liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing were assumed, except for the first $6 million of remediation costs at the Seward Generating Station. GPU retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of March 31, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. REMA has recorded its estimate of these environmental liabilities in the amount of $36 million as of March 31, 2001. REMA expects approximately $13 million will be paid over the next five years.

(b)  Other Legal Matters.

     REMA is party to various legal proceedings that arise from time to time in the ordinary course of business. While REMA cannot predict the outcome of these proceedings, REMA does not expect these matters to have a material adverse effect on REMA's financial position, results of operations or cash flows.

6.   DEPRECIATION AND AMORTIZATION

     REMA's depreciation expense for the first quarter of 2000 was $10.5 million, compared to $9.4 million for the same period in 2001. Amortization expense, primarily related to goodwill and air emissions regulatory allowances, was $2.4 million for the first quarter of 2000 compared to $1.5 million for the same period in 2001.

7.   PREPAID LEASE EXPENSE

     During the three months ended March 31, 2001, REMA paid $150.9 million to lessors related to the sale and leaseback transactions (see Note 5(a) to REMA 10-K Notes). As of March 31, 2001, REMA had recorded prepaid lease expense of $58.8 million and $57.4 million in other current and other noncurrent assets, respectively.

        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF
                RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC


     The following narrative analysis should be read in combination with REMA's Interim Financial Statements and REMA Form 10-K.

     REMA meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, REMA has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosure About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of REMA between the first quarter of 2000 and the first quarter of 2001.

     REMA is a Delaware limited liability company that owns or leases 21 electric generation facilities in Pennsylvania, New Jersey and Maryland. REMA is an indirect wholly owned subsidiary of REPG.

     Until the end of May 2002, we expect to sell a portion of our capacity under transition power sales contracts entered into with affiliates of GPU, Inc.
(GPU) at the time of Sithe's acquisition of REMA in November 1999 from GPU. During the term of the transition power sales contracts, we will derive revenues from sales of capacity under the contracts, as well as sales into the Pennsylvania-New Jersey-Maryland market (PJM market) of capacity and energy not required to meet the terms of the contract, sales of ancillary services and sales through bilateral contracts with power marketers and load serving entities within the PJM market and the surrounding markets.

                   COMBINED CONSOLIDATED RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                 FORMER REMA        CURRENT REMA
                                                                                     2000               2001
                                                                               ----------------   ----------------
                                                                                        (IN MILLIONS)
Revenues....................................................................    $          107     $          146
Expenses....................................................................                84                120
                                                                                --------------     --------------
Operating Income, net.......................................................                23                 26
Interest Expense, net.......................................................                32                 20
Income Tax Expense..........................................................                -                   3
                                                                                --------------     --------------
  Net (Loss) Income.........................................................    $           (9)    $            3
                                                                                ==============     ==============

     For the first quarter 2001, REMA's net income was $3.2 million compared to net loss of $8.6 million for the same period in 2000. The $11.8 million increase was primarily due to a decrease in interest expense resulting from the sale and leaseback transactions (see Note 5(a) to REMA 10-K Notes) and increased revenues for energy services.

     REMA's revenue increased $38.4 million for the first quarter of 2001 compared to the same period in 2000. The increase was primarily a result of increased prices for power sales. Total operating expenses increased by $35.5 million for the first quarter of 2001 compared to the same period in 2000. The increase was primarily a result of increases in costs of fuel, the facilities lease expense related to the lease financing transaction entered into in August 2000 and increased administrative and support costs.

     Interest expense, net aggregated $31.8 million and $20.4 million, for the three months ended March 31, 2000 and 2001, respectively, primarily related to notes payable to an affiliate. During the three months ended March 31, 2000 and 2001, the weighted average interest rate on these notes was 8.1% and 9.7% respectively, and the weighted average principal amount of the notes was approximately $1.6 billion and $838 million, respectively, during the periods.

     Income tax expense was $2.5 million for the three months ended March 31, 2001. REMA calculates its income tax provision on a separate return basis under a tax sharing agreement with Reliant Energy. Our current federal and state income taxes are payable to or receivable from Reliant Energy. During the period, REMA's effective tax rate of 43.6% was greater than the 35% federal statutory rate principally because of state income taxes. Prior to REMA's acquisition from Sithe in May 2000, REMA and some of its affiliates were limited liability companies, and were not taxable for federal income tax purposes for the three months ended March 31, 2000 (see Note 1(m) to REMA 10-K Notes).

SEASONALITY OF OUR BUSINESS

     Our revenues are seasonal and are affected by unusual weather conditions. Short-term prices for capacity, energy and ancilliary services in the PJM market are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by increased use of air-conditioning. Cooler than normal summer temperatures may lead to reduced use of air-conditioners. This reduces short-term demand for capacity, energy and ancilliary services and may lead to a reduction in wholesale electric prices.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting REMA, please review Note 5 to the REMA Interim Financial Statements, Note 5 to REMA's audited financial statements included in the REMA Form 10-K, all of which are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION.

     Forward-Looking Statements. From time to time, REMA makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although REMA believes that the expectations and the underlying assumptions reflected in its forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o governmental, statutory, regulatory or administrative changes or initiatives affecting us, the guarantors, our facilities, the contracts relating to such facilities, our primary electricity markets and the United States electric industry generally

     o demand for electric capacity, energy and ancillary services in the markets served by our facilities

     o competition from other power plants, including new plants that may be developed in the future

     o the cost and availability of fuel, fuel transportation services and emissions credits for our facilities

     o the timing and extent of changes in prices of power and other commodities

     o   our limited operating history as a stand-alone entity

     o the limited marketing and procurements history specific to our facilities of the affiliate of our ours that is providing power marketing and fuel and emissions procurement services to us

     o the creditworthiness of our customers and other parties with whom we have contracts

     o the cost and availability of transmission capacity for the electrical energy generated by our facilities or required to satisfy power sales made on our behalf

     o   general economic conditions

     o   demographic changes

     o   technological changes, and

     o other factors we discuss in this and other filings by REMA with the Securities and Exchange Commission, including those outlined in "Management's Narrative and Analysis of the Results of Operations - Seasonality of Our Business."

     When used in REMA's documents or oral presentations, the words "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

     Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         Exhibit 99 Items incorporated by reference from the REMA 10-K.

     (b) Reports on Form 8-K.

         None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RELIANT ENERGY MID-ATLANTIC
                                        POWER HOLDINGS, LLC
                                            (Registrant)




                                     By:        /s/ JOHN H. STOUT
                                        ------------------------------------
                                                    John H. Stout
                                          Vice President and General Manager



Date:  May 14, 2001

                                INDEX TO EXHIBIT



     EXHIBIT
     NUMBER                          DESCRIPTION
     -------                         -----------

       99           Items incorporated by reference from the REMA 10-K