Form 10-Q
period 2001-06-30
RELIANT ENERGY MID ATLANTIC POWER HOLDINGS LLC
filed 2001-08-10
CIK 1129600

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                                   ----------

Commission file number
                       -------------

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
             (Exact name of registrant as specified in its charter)

          Delaware                                      52-2154847
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          1111 Louisiana
          Houston, Texas                                  77002
(Address of principal executive offices)                (Zip Code)

                                 (713) 207-3200
              (Registrant's telephone number, including area code)


                                   ----------

RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---

As of August 10, 2001, all 1,000 shares of Reliant Energy Mid-Atlantic Power Holdings, LLC common stock were held by Reliant Energy Northeast Generation, Inc.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements................................................................  1

                  Statements of Combined and Consolidated Operations
                      For the periods from April 1, 2000 to May 11, 2000 and May 12, 2000 to
                           June 30, 2000 and the Three Months Ended June 30, 2001 (unaudited)..............  1

                      For the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to
                           June 30, 2000 and the Six Months Ended June 30, 2001 (unaudited)................  2

                  Consolidated Balance Sheets
                      December 31, 2000 and June 30, 2001 (unaudited)......................................  3

                  Statements of Combined and Consolidated Cash Flows
                      For the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to
                           June 30, 2000 and the Six Months Ended June 30, 2001 (unaudited)................  4

                  Notes to Unaudited Combined and Consolidated Financial Statements........................  5

              Item 2.  Management's Narrative Analysis of the Results of Operations of
                  Reliant Energy Mid-Atlantic Power Holdings, LLC..........................................  9

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings...................................................................  12

              Item 5.  Other Information...................................................................  12

              Item 6.  Exhibits and Reports on Form 8-K....................................................  13

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                       FOR THE PERIOD FROM
                                                               ----------------------------------
                                                               APRIL 1, 2000 TO  MAY 12, 2000 TO    THREE MONTHS
                                                                 MAY 11, 2000     JUNE 30, 2000        ENDED
                                                                 (FORMER REMA)   (CURRENT REMA)    JUNE 30, 2001
                                                               ----------------  ----------------  -------------
Revenues, including $59.1 million, $30.4 million and
  $11.7 million from affiliate ...............................   $      59,058    $     111,503    $     134,085
Expenses:
  Fuel, including $10.9 million, $5.1 million and $30.7
    million from affiliate ...................................          15,128           24,341           68,084
  Operation and maintenance ..................................          15,068           13,495           43,832
  Facilities lease ...........................................              --               --           14,708
  General and administrative .................................           5,555            4,131           11,870
  Depreciation and amortization ..............................           6,653           10,118           11,153
                                                                 -------------    -------------    -------------
    Total Expenses ...........................................          42,404           52,085          149,647
                                                                 -------------    -------------    -------------
Operating Income (Loss) ......................................          16,654           59,418          (15,562)
Interest Expense to Affiliate, net ...........................         (14,726)         (20,896)         (21,023)
Interest Income (Expense), net ...............................              --                4             (175)
                                                                 -------------    -------------    -------------
Net Income (Loss) Before Taxes ...............................           1,928           38,526          (36,760)
                                                                 -------------    -------------    -------------
Income Tax Expense (Benefit) .................................              --           15,937          (15,255)
                                                                 -------------    -------------    -------------
Net Income (Loss) ............................................   $       1,928    $      22,589    $     (21,505)
                                                                 =============    =============    =============

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          FOR THE PERIOD FROM
                                                               ------------------------------------------
                                                               JANUARY 1, 2000 TO       MAY 12, 2000 TO         SIX MONTHS
                                                                  MAY 11, 2000           JUNE 30, 2000            ENDED
                                                                 (FORMER REMA)          (CURRENT REMA)         JUNE 30, 2001
                                                               -------------------    -------------------   -------------------
Revenues, including $166.5 million, $30.4 million and
  $16.2 million from affiliate .............................   $           166,490    $           111,503   $           279,936
Expenses:
  Fuel, including $37.3 million, $5.1 million and $31.0
    million from affiliate .................................                53,628                 24,341               113,992
  Operation and maintenance ................................                40,372                 13,495                78,287
  Facilities lease .........................................                    --                     --                29,416
  General and administrative ...............................                13,101                  4,131                25,604
  Depreciation and amortization ............................                19,538                 10,118                22,098
                                                               -------------------    -------------------   -------------------
    Total Expenses .........................................               126,639                 52,085               269,397
                                                               -------------------    -------------------   -------------------
Operating Income ...........................................                39,851                 59,418                10,539
Interest Expense to Affiliate, net .........................               (46,538)               (20,896)              (41,856)
Interest Income, net .......................................                    --                      4                   291
                                                               -------------------    -------------------   -------------------
Net (Loss) Income Before Taxes .............................                (6,687)                38,526               (31,026)
                                                               -------------------    -------------------   -------------------
Income Tax Expense (Benefit) ...............................                    --                 15,937               (12,755)
                                                               -------------------    -------------------   -------------------
Net (Loss) Income ..........................................   $            (6,687)   $            22,589   $           (18,271)
                                                               ===================    ===================   ===================

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           DECEMBER 31, 2000     JUNE 30, 2001
                                                                          -------------------    -------------
                                   ASSETS

  Current Assets:
     Cash and cash equivalents ........................................   $            38,107    $      21,952
     Fuel inventories .................................................                29,180           49,576
     Material and supplies inventories ................................                34,885           35,173
     Non-trading derivative assets ....................................                    --          365,496
     Restricted deposits ..............................................                50,000               --
     Other current assets .............................................                 7,029           60,392
                                                                          -------------------    -------------
          Total current assets ........................................               159,201          532,589
                                                                          -------------------    -------------
  Property, Plant and Equipment:
     Property, plant and equipment ....................................               936,845          896,378
     Less accumulated depreciation ....................................               (23,922)         (40,761)
                                                                          -------------------    -------------
          Property, plant and equipment, net ..........................               912,923          855,617
                                                                          -------------------    -------------
  Other Noncurrent Assets:
     Goodwill, net ....................................................                 7,100            4,626
     Air emissions regulatory allowances and other intangibles, net ...               154,988          203,528
     Non-trading derivative assets ....................................                    --          411,638
     Other ............................................................                24,726           66,925
     Deferred income taxes, net .......................................                 2,346               --
                                                                          -------------------    -------------
          Total other noncurrent assets ...............................               189,160          686,717
                                                                          -------------------    -------------
          Total Assets ................................................   $         1,261,284    $   2,074,923
                                                                          ===================    =============

                      LIABILITIES AND MEMBER'S EQUITY

  Current Liabilities:
     Accounts payable .................................................   $            56,432    $      11,266
     Accounts and notes payable to affiliates, net ....................               105,047          203,688
     Accrued payroll ..................................................                10,394            7,878
     Non-trading derivative liabilities ...............................                    --          253,115
     Deferred income taxes, net .......................................                    --           40,437
     Other current liabilities ........................................                17,727            7,140
                                                                          -------------------    -------------
          Total current liabilities ...................................               189,600          523,524
  Noncurrent Liabilities:
     Accrued environmental liabilities ................................                35,826           35,606
     Deferred income taxes, net .......................................                    --           57,683
     Non-trading derivative liabilities ...............................                    --          283,776
     Other noncurrent liabilities .....................................                 5,041            7,912
                                                                          -------------------    -------------
          Total noncurrent liabilities ................................                40,867          384,977
  Subordinated Note Payable to Affiliate ..............................               838,356          838,000
  Commitments and Contingencies (Note 6)
  Member's Equity:
     Common stock (no par value, 1,000 shares authorized,
       1,000 shares issued and outstanding) ...........................                    --               --
     Capital contributions ............................................               111,245          111,678
     Retained earnings ................................................                81,216           62,945
     Accumulated other comprehensive income ...........................                    --          153,799
                                                                          -------------------    -------------
          Total Member's Equity .......................................               192,461          328,422
                                                                          -------------------    -------------
          Total Liabilities and Member's Equity .......................   $         1,261,284    $   2,074,923
                                                                          ===================    =============

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           FOR THE PERIODS FROM
                                                                ------------------------------------------
                                                                JANUARY 1, 2000 TO       MAY 12, 2000 TO         SIX MONTHS
                                                                   MAY 11, 2000           JUNE 30, 2000            ENDED
                                                                 (FORMER REMA)          (CURRENT REMA)         JUNE 30, 2001
                                                                -------------------    -------------------    -------------------
Cash Flows from Operating Activities:
  Net (loss) income .........................................   $            (6,687)   $            22,589    $           (18,271)
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operations:
    Depreciation and amortization ...........................                19,538                 10,118                 22,098
    Deferred income taxes ...................................                    --                  2,713                 12,539
    Changes in assets and liabilities:
      Inventories ...........................................                (1,107)                (4,861)               (20,253)
      Other assets ..........................................               (30,668)                   252                (43,237)
      Accounts payable ......................................                 4,114                  7,751                (45,166)
      Accounts and notes payable to affiliates, net .........                    --                (20,435)               102,244
      Other liabilities .....................................                   848                   (876)               (12,800)
                                                                -------------------    -------------------    -------------------
        Net cash (used in) provided by operating
        activities ..........................................               (13,962)                17,251                 (2,846)
                                                                -------------------    -------------------    -------------------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired ...............                    --             (2,092,565)                    --
  Capital expenditures ......................................                    --                   (163)               (13,309)
                                                                -------------------    -------------------    -------------------
      Net cash used in investing activities .................                    --             (2,092,728)               (13,309)
                                                                -------------------    -------------------    -------------------
Cash Flows from Financing Activities:
  Proceeds from note payable to affiliate ...................                    --              1,611,550                     --
  Net change in payable to affiliates .......................                14,415                     --                     --
  Capital contributions .....................................                    --                481,015                     --
                                                                -------------------    -------------------    -------------------
      Net cash provided by financing activities .............                14,415              2,092,565                     --
                                                                -------------------    -------------------    -------------------
Net Change in Cash and Cash Equivalents .....................                   453                 17,088                (16,155)
Cash and Cash Equivalents, Beginning of Period ..............                   570                     --                 38,107
                                                                -------------------    -------------------    -------------------
Cash and Cash Equivalents, End of Period ....................   $             1,023    $            17,088    $            21,952
                                                                ===================    ===================    ===================

Supplemental Cash Flow Information:
   Cash Payments:
      Interest to affiliate .................................   $            46,519    $                --    $                --
      Income taxes ..........................................                    --                     --                 42,361

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

        NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         These interim financial statements (Interim Financial Statements) include the accounts of Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) and the affiliates and subsidiaries (collectively, REMA) described in Note 1(a) to REMA's Annual Report on Form 10-K for the year ended December 31, 2000 (REMA Form 10-K). These Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and should be read in combination with the REMA Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (REMA First Quarter 10-Q).

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

         Note 5 of the Notes to Combined and Consolidated Financial Statements of REMA included in REMA Form 10-K (REMA 10-K Notes) relates to material contingencies. This note, updated by the notes contained in these Interim Financial Statements, is incorporated herein by reference.

         In May 2000, Sithe Energies, Inc. (Sithe), through an indirect wholly owned subsidiary, sold all of its equity interests in REMA to an indirect wholly owned subsidiary of Reliant Energy Power Generation, Inc. (REPG). REPG is a wholly owned subsidiary of Reliant Resources, Inc., which is in turn, a majority-owned subsidiary of Reliant Energy, Incorporated (Reliant Energy). See
Note 2 to REMA 10-K Notes.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by REMA on January 1, 2002. REMA is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

3.       DERIVATIVE FINANCIAL INSTRUMENTS

         Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133), on January 1, 2001 resulted in no cumulative after-tax change in net income and a cumulative after-tax increase in accumulated other comprehensive loss of $73.7 million. The adoption also increased current assets, noncurrent assets, current liabilities and noncurrent liabilities by $85.1 million, $9.0 million, $155.2 million and $12.6 million, respectively, in REMA's Consolidated Balance Sheet. During the three and six months ended June 30, 2001, $10.2 million and $27.5 million, respectively, of the initial after-tax transition loss adjustment recognized in other comprehensive income was reclassified to net loss. For additional information regarding the adoption of SFAS No. 133 and REMA's accounting policies for derivative financial instruments, see Note 2 of REMA First Quarter 10-Q.

         The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. The FASB approved a number of issues regarding the normal purchases and normal sales exception in the second quarter. One issue concluded forward contracts with volumetric optionality do not qualify for the normal purchases and normal sales exception, while another issue applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met. The effective date for implementation of these decisions is July 1, 2001. REMA is currently assessing the impact of the recently cleared issues and does not believe they will have a material impact on REMA's Consolidated Financial Statements.

         Cash Flow Hedges. During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of June 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income are expected to be reclassified into net income (loss) during the next twelve months.

         The maximum length of time REMA is hedging its exposure to the variability in future cash flows for forecasted transactions is five years.

4.       COMPREHENSIVE INCOME

         The following table summarizes the components of total comprehensive income for the three and six months ended June 30, 2001. There was no comprehensive income for the periods from January 1, 2000 to May 11, 2000 or May 12, 2000 to June 30, 2000.

                                                                    FOR THE THREE       FOR THE SIX
                                                                    MONTHS ENDED       MONTHS ENDED
                                                                    JUNE 30, 2001      JUNE 30, 2001
                                                                    --------------    --------------
                                                                              (IN MILLIONS)
Net loss ........................................................   $          (22)   $          (18)
Other comprehensive income (loss):
    Cumulative effect of adoption of SFAS No. 133 ...............               --               (74)
    Net deferred gains from cash flow hedges ....................              194               204
    Reclassification of deferred loss from cash flow hedges .....                7                24
                                                                    --------------    --------------
Comprehensive income ............................................   $          179    $          136
                                                                    ==============    ==============

5.       ACQUISITION BY REPG

         In May 2000, REPG purchased the equity in REMA from Sithe for an aggregate purchase price of $2.1 billion, subject to post-closing adjustments which management does not believe will be material. Included within this purchase transaction were transition power purchase agreements, including the capacity transition contract with GPU, Inc. (GPU) described in Note 1(e) to REMA 10-K Notes. The transaction was completed in May 2000. REPG accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to REMA, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventories, specific intangibles related to generating plant, environmental reserves and related deferred taxes. REMA finalized these fair value adjustments in May 2001. During May 2001, in connection with finalizing the purchase allocation, REMA recognized $43 million of specific intangibles related to generating plant and reduced generating plant by the same amount, which was included in the purchase adjustments. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 2(a) to REMA 10-K Notes.

     Current REMA's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents Former REMA's selected actual financial information and unaudited pro forma information for the three and six months ended June 30, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 5(a) to REMA 10-K Notes.

                                           PERIOD FROM JANUARY 1, 2000 TO           PERIOD FROM MAY 12, 2000 TO
                                                   MAY 11, 2000                           JUNE 30, 2000
                                         -----------------------------------    ----------------------------------
                                             ACTUAL           PRO FORMA            ACTUAL            PRO FORMA
                                         ---------------    ----------------    ---------------    ---------------
                                                                      (IN MILLIONS)
Revenues.............................    $         166.5    $         166.5     $         111.5    $         111.5
Net (loss) income....................               (6.7)             (19.7)               22.6               17.8

     These pro forma results, based on assumptions deemed appropriate by REMA's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities had occurred on January 1, 2000.
Purchase-related adjustments to the results of operations include the effects of depreciation and amortization, interest expense and income taxes.

6.   COMMITMENTS AND CONTINGENCIES

(a)  REMA Ash Disposal Site Closures and Site Contaminations.

     Under the agreement to acquire REMA's generating assets from GPU (see Note 2(a) to REMA 10-K Notes), liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing were assumed, except for the first $6 million of remediation costs at the Seward Generating Station. GPU retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of June 30, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. REMA has recorded its estimate of these environmental liabilities in the amount of $36 million as of June 30, 2001. REMA expects approximately $13 million will be paid over the next five years.

(b)  Other Legal Matters.

     REMA is party to various legal proceedings that arise from time to time in the ordinary course of business. While REMA cannot predict the outcome of these proceedings, REMA does not expect these matters to have a material adverse effect on REMA's financial position, results of operations or cash flows.

7.   DEPRECIATION AND AMORTIZATION

     REMA's depreciation expense for the periods from January 1, 2000 to May 11, 2000, May 12, 2000 to June 30, 2000, and April 1, 2000 to May 11, 2000 was $15.4
million, $8.8 million and $4.9 million, respectively. Depreciation expense was $7.4 million and $16.8 million for the three months and six months ended June 30, 2001, respectively. Amortization expense, primarily related to goodwill and air emissions regulatory allowances, was $4.1 million, $1.3 million and $1.7 million for the periods from January 1, 2000 to May 11, 2000, May 12, 2000 to June 30, 2000, and April 1, 2000 to May 11, 2000, respectively. Amortization expense was $3.7 million and $5.3 million for the three months and six months ended June 30, 2001, respectively.

8.       PREPAID LEASE EXPENSE

         During the first quarter of 2001, REMA paid $150.9 million to lessors related to the sale and leaseback transactions (see Note 5(a) to REMA 10-K Notes). As of June 30, 2001, REMA had recorded prepaid lease expense of $101.5 million in other current and other noncurrent assets of $58.8 million and $42.7 million, respectively.

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF
                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC


     The following narrative analysis should be read in combination with REMA's Interim Financial Statements and REMA Form 10-K.

     REMA meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, REMA has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosure About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of REMA between the second quarter and first six months of 2000 and 2001.

     REMA is a Delaware limited liability company that owns or leases 21 electric generation facilities in Pennsylvania, New Jersey and Maryland. REMA is an indirect wholly owned subsidiary of REPG.

     Until the end of May 2002, we expect to sell a portion of our capacity under transition power sales contracts entered into with affiliates of GPU at the time of Sithe's acquisition of REMA in November 1999 from GPU. During the term of the transition power sales contracts, we will derive revenues from sales of capacity under the contracts, as well as sales into the Pennsylvania-New Jersey-Maryland market (PJM market) of capacity and energy not required to meet the terms of the contracts, sales of ancillary services and sales through bilateral contracts with power marketers and load serving entities within the PJM market and the surrounding markets.

     In May 2000, REPG purchased the equity in REMA from Sithe for an aggregate purchase price of $2.1 billion. REPG accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to REMA, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventories, specific intangibles related to generating plants, environmental reserves and related deferred taxes. For additional information regarding the acquisition of REMA, see Note 2(a) to REMA 10-K Notes.

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

                 COMBINED AND CONSOLIDATED RESULTS OF OPERATIONS

                                                FOR THE PERIODS FROM
                                      -----------------------------------------
                                       APRIL 1, 2000 TO       MAY 12, 2000 TO       THREE MONTHS
                                         MAY 11, 2000          JUNE 30, 2000           ENDED
                                         (FORMER REMA)        (CURRENT REMA)       JUNE 30, 2001
                                      -------------------   -------------------   -------------------
                                                              (IN THOUSANDS)
Revenues ..........................   $            59,058   $           111,503   $           134,085
Operating Expenses ................                42,404                52,085               149,647
                                      -------------------   -------------------   -------------------
Operating Income (Loss) ...........                16,654                59,418               (15,562)
Interest Expense, net .............                14,726                20,892                21,198
Income Tax Expense (Benefit) ......                    --                15,937               (15,255)
                                      -------------------   -------------------   -------------------
  Net Income (Loss) ...............   $             1,928   $            22,589   $           (21,505)
                                      ===================   ===================   ===================

                                               FOR THE PERIODS FROM
                                    ------------------------------------------
                                     JANUARY 1, 2000 TO       MAY 12, 2000 TO         SIX MONTHS
                                        MAY 11, 2000           JUNE 30, 2000            ENDED
                                       (FORMER REMA)          (CURRENT REMA)        JUNE 30, 2001
                                    -------------------    -------------------   -------------------
                                                              (IN THOUSANDS)
Revenues ........................   $           166,490    $           111,503   $           279,936
Operating Expenses ..............               126,639                 52,085               269,397
                                    -------------------    -------------------   -------------------
Operating Income ................                39,851                 59,418                10,539
Interest Expense, net ...........                46,538                 20,892                41,565
Income Tax Expense (Benefit) ....                    --                 15,937               (12,755)
                                    -------------------    -------------------   -------------------
  Net (Loss) Income .............   $            (6,687)   $            22,589   $           (18,271)
                                    ===================    ===================   ===================

Periods from April 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000 compared to three months ended June 30, 2001

     For the three months ended June 30, 2001, REMA's net loss was $21.5 million compared to net income of $1.9 million and $22.6 million for the periods from April 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000, respectively. Net income decreased in the second quarter of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

    REMA's revenues and operating margins declined in the second quarter of 2001 from the same period in 2000 primarily due to lower prices for power sales combined with higher fuel costs in 2001. Total operating expenses increased in the second quarter of 2001 compared to same period in 2000 primarily due to increased maintenance at the plants, facilities lease expense and increased administrative and support costs. Depreciation expense declined in the second quarter of 2001 compared to the same period in 2000 primarily as a result of the sale of interests in three of its generating plants. During August 2000, REMA sold and leased back interests in three of its generating plants. For additional information regarding the sale and leaseback transactions, see Note 5(a) to REMA 10-K Notes.

    For the three months ended June 30, 2001, REMA's interest expense, net primarily related to notes payable to an affiliate, aggregated $21.2 million compared to $14.7 million and $20.9 million for the periods from April 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000, respectively. The weighted average principal amount of the notes was approximately $838 million during the three months ended June 30, 2001 and $1.6 billion during the period from April 1, 2000 to June 30, 2000. For additional information regarding notes payable to affiliates, see Note 4 to REMA 10-K Notes.

     In connection with the acquisition, REMA entered into a tax sharing agreement with Reliant Energy, whereby REMA calculates its income tax provision on a separate return basis. REMA uses the liability method of accounting for deferred income taxes and measures deferred income taxes of all significant income tax temporary differences. REMA's current federal and state income taxes are payable to and receivable from Reliant Energy.

     Prior to May 11, 2000, REMA and some of its affiliates that were limited liability companies were not taxable for federal income tax purposes. Any taxable earnings or losses and certain other tax attributes were reported by the member on its income tax return. Other affiliates that were taxable corporate entities have incurred tax and book losses but were not subject to any tax-sharing agreements with Sithe. As such, no tax benefits have been recorded for these entities since the tax benefits were not considered realized. These tax benefits and the offsetting valuation allowance were less than $1 million.

Periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000 compared to six months ended June 30, 2001

     For the six months ended June 30, 2001, REMA's net loss was $18.3 million compared to a net loss of $6.7 million and net income $22.6 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000, respectively. Net income decreased in the first six months of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

    REMA's revenues and operating margins declined in the first six months of 2001 compared to the same period in 2000 primarily due to lower prices for power sales combined with higher fuel costs in 2001. Total operating expenses increased in the first six months of 2001 compared to same period in 2000 primarily due to increased maintenance at the plants, facilities lease expense and increased administrative and support costs. Depreciation expense declined from the first six months of 2001 compared to the same period in 2000 primarily as a result of the sale of interests in three of its generating plants.

    For the six months ended June 30, 2001, REMA's interest expense, net primarily related to notes payable to an affiliate, aggregated $41.6 million compared to $46.5 million and $20.9 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000, respectively. The weighted average principal amount of the notes was approximately $838 million during the six months ended June 30, 2001 and $1.6 billion during the six months ended June 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting REMA, please review Note 6 to the REMA Interim Financial Statements and Note 5 to REMA's audited financial statements included in the REMA Form 10-K, both of which are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION.

     Forward-Looking Statements. From time to time, REMA makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although REMA believes that the expectations and the underlying assumptions reflected in its forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

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

     o competition from other power plants, including new plants that may be developed in the future

     o the cost and availability of fuel, fuel transportation services and emissions credits for our facilities

     o the timing and extent of changes in prices of power and other commodities

     o    our limited operating history as a stand-alone entity

     o the limited marketing and procurements history specific to our facilities of the affiliate of our ours that is providing power marketing and fuel and emissions credits procurement services to us

     o the creditworthiness of our customers and other parties with whom we have contracts

     o the cost and availability of transmission capacity for the electrical energy generated by our facilities or required to satisfy power sales made on our behalf

     o    general economic conditions

     o    demographic changes

     o    technological changes, and

     o other factors we discuss in this and other filings by REMA with the Securities and Exchange Commission, including those outlined in "Management's Narrative and Analysis of the Results of Operations -- Seasonality of Our Business."

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


                                         RELIANT ENERGY MID-ATLANTIC
                                            POWER HOLDINGS, LLC
                                               (Registrant)




                                         By:      /s/ JOHN H. STOUT
                                            ------------------------------------
                                                      John H. Stout
                                             Vice President and General Manager



Date:  August 10, 2001

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------
Exhibit 99                    Items incorporated by reference from the REMA 10-K