Form 10-Q
period 2001-09-30
RELIANT ENERGY MID ATLANTIC POWER HOLDINGS LLC
filed 2001-11-14
CIK 1129600

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________


                                   ----------

Commission file number _____________

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

As of November 13, 2001, all 1,000 shares of Reliant Energy Mid-Atlantic Power Holdings, LLC common stock were held by Reliant Energy Northeast Generation, Inc.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION
              Item 1.  Financial Statements................................................................  1
                  Statements of Combined and Consolidated Operations
                      For the Three Months Ended September 30, 2000 and 2001 (unaudited)...................  1
                      For the Periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to September
                           30, 2000 and the Nine Months Ended September 30, 2001 (unaudited)...............  2
                  Consolidated Balance Sheets
                      December 31, 2000 and September 30, 2001 (unaudited).................................  3
                  Statements of Combined and Consolidated Cash Flows
                      For the Periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to
                           September 30, 2000 and the Nine Months Ended September 30, 2001
                           (unaudited).....................................................................  4
                  Notes to Unaudited Combined and Consolidated Financial Statements........................  5

              Item 2.  Management's Narrative Analysis of the Results of Operations of
                  Reliant Energy Mid-Atlantic Power Holdings, LLC..........................................  9

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings...................................................................  12

              Item 5.  Other Information...................................................................  12

              Item 6.  Exhibits and Reports on Form 8-K....................................................  13

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                   2000            2001
                                                                                ----------      ----------
Revenues, including $103.1 million and $34.7 million from affiliate .......     $  253,819      $  247,720
Expenses:
  Fuel, including $9.6 million and $42.7 million from affiliate ...........         45,658          90,764
  Operation and maintenance ...............................................         19,651          28,666
  Facilities lease ........................................................          6,245          14,708
  General and administrative ..............................................          8,006          12,708
  Depreciation and amortization ...........................................         15,509          14,409
                                                                                ----------      ----------
    Total Expenses ........................................................         95,069         161,255
                                                                                ----------      ----------
Operating Income ..........................................................        158,750          86,465
Other Income ..............................................................             --             571
Interest Expense to Affiliate, net ........................................        (30,586)        (23,762)
Interest (Expense) Income, net ............................................             (4)             25
                                                                                ----------      ----------
Income Before Income Taxes ................................................        128,160          63,299
                                                                                ----------      ----------
Income Tax Expense ........................................................         52,891          27,242
                                                                                ----------      ----------
Net Income ................................................................     $   75,269      $   36,057
                                                                                ==========      ==========


                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           FOR THE PERIODS FROM
                                                                ------------------------------------------
                                                                JANUARY 1, 2000 TO  |     MAY 12, 2000 TO             NINE
                                                                   MAY 11, 2000     |   SEPTEMBER 30, 2000         MONTHS ENDED
                                                                   (FORMER REMA)    |     (CURRENT REMA)        SEPTEMBER 30, 2001
                                                                ------------------  |   ------------------      ------------------
                                                                                    |
Revenues, including $166.5 million, $133.5 million and                              |
  $50.9 million from affiliate ..............................   $          166,490  |   $          365,322      $          527,656
Expenses:                                                                           |
  Fuel, including $37.3 million, $14.7 million and $73.7                            |
    million from affiliate ..................................               53,628  |               69,999                 204,756
  Operation and maintenance .................................               40,372  |               33,146                 106,953
  Facilities lease ..........................................                   --  |                6,245                  44,124
  General and administrative ................................               13,101  |               12,137                  38,312
  Depreciation and amortization .............................               19,538  |               25,627                  36,507
                                                                ------------------  |   ------------------      ------------------
    Total Expenses ..........................................              126,639  |              147,154                 430,652
                                                                ------------------  |   ------------------      ------------------
Operating Income ............................................               39,851  |              218,168                  97,004
Other Income ................................................                   --  |                   --                     571
Interest Expense to Affiliate, net ..........................              (46,538) |              (51,482)                (65,618)
Interest Income, net ........................................                   --  |                   --                     316
                                                                ------------------  |   ------------------      ------------------
(Loss) Income Before Income Taxes ...........................               (6,687) |              166,686                  32,273
                                                                ------------------  |   ------------------      ------------------
Income Tax Expense ..........................................                   --  |               68,828                  14,487
                                                                ------------------  |   ------------------      ------------------
Net (Loss) Income ...........................................   $           (6,687) |   $           97,858      $           17,786
                                                                ==================      ==================      ==================


                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            DECEMBER 31, 2000       SEPTEMBER 30, 2001
                                                                            ------------------      ------------------
                                   ASSETS
  Current Assets:
     Cash and cash equivalents ........................................     $           38,107      $          142,522
     Restricted deposits ..............................................                 50,000                      --
     Fuel inventories .................................................                 29,180                  46,083
     Materials and supplies inventories ...............................                 34,885                  35,803
     Non-trading derivative assets ....................................                     --                 672,947
     Other current assets .............................................                  7,029                  60,987
                                                                            ------------------      ------------------
          Total current assets ........................................                159,201                 958,342
                                                                            ------------------      ------------------
  Property, Plant and Equipment:
     Property, plant and equipment ....................................                936,845                 899,709
     Less accumulated depreciation ....................................                (23,922)                (49,743)
                                                                            ------------------      ------------------
          Property, plant and equipment, net ..........................                912,923                 849,966
                                                                            ------------------      ------------------
  Other Noncurrent Assets:
     Goodwill, net ....................................................                  7,100                   4,593
     Air emissions regulatory allowances and other intangibles, net ...                154,988                 203,888
     Non-trading derivative assets ....................................                     --                 394,455
     Other ............................................................                 24,726                 160,374
     Deferred income taxes, net .......................................                  2,346                      --
                                                                            ------------------      ------------------
          Total other noncurrent assets ...............................                189,160                 763,310
                                                                            ------------------      ------------------
          Total Assets ................................................     $        1,261,284      $        2,571,618
                                                                            ==================      ==================

                      LIABILITIES AND MEMBER'S EQUITY
  Current Liabilities:
     Accounts payable .................................................     $           56,432      $            6,950
     Accounts and notes payable to affiliates, net ....................                105,047                 373,015
     Accrued payroll ..................................................                 10,394                   7,252
     Non-trading derivative liabilities ...............................                     --                 570,950
     Deferred income taxes, net .......................................                     --                  36,701
     Other current liabilities ........................................                 17,727                   3,274
                                                                            ------------------      ------------------
          Total current liabilities ...................................                189,600                 998,142
  Noncurrent Liabilities:
     Accrued environmental liabilities ................................                 35,826                  35,501
     Deferred income taxes, net .......................................                     --                  79,355
     Non-trading derivative liabilities ...............................                     --                 232,987
     Other noncurrent liabilities .....................................                  5,041                   8,285
                                                                            ------------------      ------------------
          Total noncurrent liabilities ................................                 40,867                 356,128
  Subordinated Note Payable to Affiliate ..............................                838,356                 838,003
  Commitments and Contingencies (Note 6)
  Member's Equity:
     Common stock (no par value, 1,000 shares authorized,
       1,000 shares issued and outstanding) ...........................                     --                      --
     Capital contributions ............................................                111,245                 111,678
     Retained earnings ................................................                 81,216                  99,002
     Accumulated other comprehensive income ...........................                     --                 168,665
                                                                            ------------------      ------------------
          Total Member's Equity .......................................                192,461                 379,345
                                                                            ------------------      ------------------
          Total Liabilities and Member's Equity .......................     $        1,261,284      $        2,571,618
                                                                            ==================      ==================

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           FOR THE PERIODS FROM
                                                                ------------------------------------------
                                                                JANUARY 1, 2000 TO  |    MAY 12, 2000 TO              NINE
                                                                   MAY 11, 2000     |   SEPTEMBER 30, 2000        MONTHS ENDED
                                                                   (FORMER REMA)    |     (CURRENT REMA)       SEPTEMBER 30, 2001
                                                                 -----------------  |    -----------------     ------------------
                                                                                    |
Cash Flows from Operating Activities:                                               |
  Net (loss) income ........................................     $          (6,687) |    $          97,858     $          17,786
  Adjustments to reconcile net (loss) income to net cash                            |
    (used in) provided by operations:                                               |
    Depreciation and amortization ..........................                19,538  |               25,627                36,507
    Deferred income taxes ..................................                    --  |               (4,611)               22,119
    Changes in assets and liabilities:                                              |
      Inventories ..........................................                (1,107) |              (11,903)              (17,390)
      Pre-paid lease obligation ............................                    --  |                   --              (195,239)
      Other assets .........................................               (30,668) |              (53,603)               57,958
      Accounts payable .....................................                 4,114  |               26,269               (49,482)
      Accounts and notes payable to affiliates, net ........                    --  |                   --                84,959
      Other liabilities ....................................                   848  |               (2,361)              (17,023)
                                                                 -----------------  |    -----------------     -----------------
        Net cash (used in) provided by operating                                    |
        activities .........................................               (13,962) |               77,276               (59,805)
                                                                 -----------------  |    -----------------     -----------------
Cash Flows from Investing Activities:                                               |
  Business acquisitions, net of cash acquired ..............                    --  |           (2,084,960)                   --
  Proceeds from sale-leaseback transactions ................                    --  |            1,000,000                    --
  Proceeds from sale of development companies ..............                    --  |                8,041                    --
  Capital expenditures .....................................                    --  |               (9,949)              (22,395)
                                                                 -----------------  |    -----------------     -----------------
      Net cash used in investing activities ................                    --  |           (1,086,868)              (22,395)
                                                                 -----------------  |    -----------------     -----------------
Cash Flows from Financing Activities:                                               |
  Proceeds from note payable to affiliate ..................                    --  |            1,611,550                    --
  Payments on subordinated note payable to affiliate .......                    --  |             (650,000)                   --
  Net change in payable to affiliates ......................                14,415  |              119,325               186,615
  Capital contributions ....................................                    --  |              294,244                    --
  Return of capital ........................................                    --  |             (183,000)                   --
  Lease financing costs ....................................                    --  |              (24,687)                   --
                                                                 -----------------  |    -----------------     -----------------
      Net cash provided by financing activities ............                14,415  |            1,167,432               186,615
                                                                 -----------------  |    -----------------     -----------------
Net Change in Cash and Cash Equivalents ....................                   453  |              157,840               104,415
Cash and Cash Equivalents, Beginning of Period .............                   570  |                   --                38,107
                                                                 -----------------  |    -----------------     -----------------
Cash and Cash Equivalents, End of Period ...................     $           1,023  |    $         157,840     $         142,522
                                                                 =================  |    =================     =================
Supplemental Cash Flow Information:                                                 |
   Cash Payments:                                                                   |
      Interest to affiliate ................................     $          46,519  |    $              --     $              --
      Income taxes .........................................                    --  |                   --                42,361


                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

        NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

     These interim financial statements (Interim Financial Statements) include the accounts of Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) and its affiliates and subsidiaries (collectively,
REMA) described in Note 1(a) to REMA's Annual Report on Form 10-K for the year ended December 31, 2000 (REMA Form 10-K) incorporated herein by reference. These Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and should be read in combination with the REMA Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 (REMA First Quarter 10-Q) and June 30, 2001 (REMA Second Quarter 10-Q).

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

     Note 5 of the Notes to the Combined and Consolidated Financial Statements of REMA included in REMA Form 10-K (REMA 10-K Notes) relates to material contingencies. This note, updated by the notes contained in these Interim Financial Statements, is incorporated herein by reference.

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

2.     NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by REMA on January 1, 2002. REMA is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. REMA plans to adopt SFAS No. 143 on January 1, 2003 and is in the process of determining the effect of adoption on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by REMA to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. REMA plans to adopt SFAS No. 144 on January 1, 2002.

3.   DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133), on January 1, 2001 resulted in no cumulative after-tax change in net income and a cumulative after-tax increase in accumulated other comprehensive loss of $73.7 million. The adoption also increased current assets, noncurrent assets, current liabilities and noncurrent liabilities by $85.1 million, $9.0 million, $155.2 million and $12.6 million, respectively, in REMA's Consolidated Balance Sheet. During the nine months ended September 30, 2001, $74.5 million of the initial after-tax transition loss adjustment recognized in other comprehensive income was reclassified to net income. For additional information regarding the adoption of SFAS No. 133 and REMA's accounting policies for derivative financial instruments, see Note 2 of REMA First Quarter 10-Q incorporated herein by reference.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the REMA's results of operations. One criteria of this previously approved guidance was revised in October 2001 and will become effective on January 1, 2002. REMA is currently in the process of determining the effect of adoption of the revised guidance.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance is April 1, 2002, and REMA is currently assessing the impact of this recently cleared issue and does not believe it will have a material impact on REMA's consolidated financial statements.

     Cash Flow Hedges. During the nine months ended September 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the nine months ended September 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of September 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income are expected to be reclassified into net income during the next twelve months.

4.   COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income for the three and nine months ended September 30, 2001. There was no comprehensive income for the three months ended September 30, 2000 or for the periods from January 1, 2000 to May 11, 2000 or May 12, 2000 to September 30, 2000.

                                                                                  FOR THE THREE           FOR THE NINE
                                                                                   MONTHS ENDED            MONTHS ENDED
                                                                                SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                                                ------------------      ------------------
                                                                                              (IN MILLIONS)
Net income ................................................................     $               36      $               18
Other comprehensive income (loss):
    Cumulative effect of adoption of SFAS No. 133 .........................                     --                     (74)
    Net deferred gains from cash flow hedges ..............................                     35                     239
    Reclassification of net deferred (gain) loss from cash flow hedges ....                    (20)                      4
                                                                                ------------------      ------------------
Comprehensive income ......................................................     $               51      $              187
                                                                                ==================      ==================

5.   ACQUISITION BY REPG

     In May 2000, REPG purchased the equity in REMA from Sithe for an aggregate purchase price of $2.1 billion, subject to post-closing adjustments which management does not believe will be material. Included within this purchase transaction were transition power purchase agreements, including the capacity transition contract with GPU, Inc. (GPU). The transaction was completed in May 2000. REPG accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to REMA, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventories, specific intangibles related to generating plant, environmental reserves and related deferred taxes. REMA finalized these fair value adjustments in May 2001. During May 2001, in connection with finalizing the purchase allocation, REMA recognized $43 million of specific intangibles related to generating plant and reduced generating plant by the same amount, which was included in the purchase adjustments. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 2(a) to REMA 10-K Notes.

     Current REMA's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents Former REMA's selected actual financial information and unaudited pro forma information for the nine months ended September 30, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 5(a) to REMA 10-K Notes.

                            PERIOD FROM JANUARY 1, 2000 TO   PERIOD FROM MAY 12, 2000 TO
                                    MAY 11, 2000                 SEPTEMBER 30, 2000
                            ------------------------------   ---------------------------
                                ACTUAL        PRO FORMA         ACTUAL       PRO FORMA
                              -----------    -----------      -----------   -----------
                                                    (IN MILLIONS)
Revenues ................     $     166.5    $     166.5      $     365.3   $     365.3
Net (loss) income .......            (6.7)         (19.7)            97.9         108.7

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

6.   COMMITMENTS AND CONTINGENCIES

(a)  REMA Ash Disposal Site Closures and Site Contaminations.

     Under the agreement to acquire REMA's generating assets from GPU (see Note 2(a) to REMA 10-K Notes), liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing were assumed, except for the first $6 million of remediation costs at the

Seward Generating Station. GPU retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of September 30, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. REMA has recorded its estimate of these environmental liabilities in the amount of $36 million as of September 30, 2001. REMA expects approximately $13 million will be paid over the next five years.

(b)  Other Legal Matters.

     REMA is party to various legal proceedings that arise from time to time in the ordinary course of business. While REMA cannot predict the outcome of these proceedings, REMA does not expect these matters to have a material adverse effect on REMA's financial position, results of operations or cash flows.

7.   DEPRECIATION AND AMORTIZATION

     REMA's depreciation expense for the periods from January 1, 2000 to May 11, 2000, May 12, 2000 to September 30, 2000, and the three months ended September 30, 2000 was $15.4 million, $21.6 million and $12.8 million, respectively. Depreciation expense was $9.0 million and $25.8 million for the three months and nine months ended September 30, 2001, respectively. Amortization expense, primarily related to goodwill and air emissions regulatory allowances, was $4.1 million, $4.0 million and $2.7 million for the periods from January 1, 2000 to May 11, 2000, May 12, 2000 to September 30, 2000, and the three months ended September 30, 2000, respectively. Amortization expense was $5.4 million and $10.7 million for the three months and nine months ended September 30, 2001, respectively.

8.   PREPAID LEASE EXPENSE

     During the first quarter and third quarter of 2001, REMA paid $150.9 million and $108.4 million, respectively, to lessors related to the sale and leaseback transactions (see Note 5(a) to REMA 10-K Notes). As of September 30, 2001, REMA had recorded prepaid lease expense of $195.2 million in other current and other noncurrent assets of $58.8 million and $136.4 million, respectively.

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF
                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

     The following narrative analysis should be read in combination with REMA's Interim Financial Statements and REMA Form 10-K.

     REMA meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, REMA has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosure About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of REMA between the third quarter and first nine months of 2000 and the comparable periods in 2001.

     REMA is a Delaware limited liability company that owns or leases 21 electric generation facilities in Pennsylvania, New Jersey and Maryland. REMA is an indirect wholly owned subsidiary of REPG.

     Until the end of May 2002, REMA expects to sell a portion of its capacity under transition power sales contracts entered into with affiliates of GPU at the time of Sithe's acquisition of REMA in November 1999 from GPU. During the term of the transition power sales contracts, REMA will derive revenues from sales of capacity under the contracts, as well as sales into the Pennsylvania-New Jersey-Maryland market (PJM market) of capacity and energy not required to meet the terms of the contracts, sales of ancillary services and sales through bilateral contracts with power marketers and load serving entities within the PJM market and the surrounding markets.

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

                 COMBINED AND CONSOLIDATED RESULTS OF OPERATIONS

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                     2000               2001
                                                                                --------------     --------------
                                                                                         (IN THOUSANDS)
Revenues....................................................................    $      253,819     $      247,720
Operating Expenses..........................................................            95,069            161,255
                                                                                --------------     --------------
Operating Income............................................................           158,750             86,465
Other Income................................................................               --                 571
Interest Expense, net.......................................................           (30,590)           (23,737)
Income Tax Expense..........................................................           (52,891)           (27,242)
                                                                                --------------     --------------
  Net Income................................................................    $       75,269     $       36,057
                                                                                ==============     ==============

                                                                    FOR THE PERIODS FROM
                                                         ------------------------------------------
                                                         JANUARY 1, 2000 TO   |    MAY 12, 2000 TO          NINE MONTHS
                                                             MAY 11, 2000     |   SEPTEMBER 30, 2000           ENDED
                                                            (FORMER REMA)     |     (CURRENT REMA)      SEPTEMBER 30, 2001
                                                         ------------------   |   ------------------    -------------------
                                                                              |    (IN THOUSANDS)
                                                                              |
Revenues.................................................   $      166,490    |     $      365,322        $      527,656
Operating Expenses.......................................          126,639    |            147,154               430,652
                                                            --------------    |     --------------        --------------
Operating Income.........................................           39,851    |            218,168                97,004
Other Income.............................................              --     |                --                    571
Interest Expense, net....................................          (46,538)   |            (51,482)              (65,302)
Income Tax Expense.......................................              --     |            (68,828)              (14,487)
                                                            --------------    |     --------------        --------------
  Net (Loss) Income......................................   $       (6,687)   |     $       97,858        $       17,786
                                                            ==============          ==============        ==============

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     For the three months ended September 30, 2001, REMA's net income was $36.1 million compared to net income of $75.3 million for the same period in 2000. Net income decreased in the third quarter of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

    REMA's revenues and operating margins declined in the third quarter of 2001 from the same period in 2000 primarily due to lower prices for power sales combined with higher fuel costs in 2001 and favorable hedging activities in 2000. Total operating expenses increased in the third quarter of 2001 compared to same period in 2000 primarily due to increased maintenance at the plants, facilities lease expense and administrative and support costs. Depreciation expense declined in the third quarter of 2001 compared to the same period in 2000 primarily as a result of the sale of interests in three of its generating plants in August 2000 as discussed above.

    For the three months ended September 30, 2001, REMA's interest expense, net, primarily related to notes payable to an affiliate, aggregated $23.7 million compared to $30.6 million for the same periods in 2000. The weighted average principal amount of the notes was approximately $838 million during the three months ended September 30, 2001 and $961 million during the same period in 2000. For additional information regarding notes payable to affiliates, see Note 4 to REMA 10-K Notes.

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

Nine months ended September 30, 2001 compared to periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to September 30, 2000

     For the nine months ended September 30, 2001, REMA's net income was $17.8 million compared to a net loss of $6.7 million and net income $97.9 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to September 30, 2000, respectively. Net income decreased in the first nine months of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

    REMA's operating margins declined in the first nine months of 2001 compared to the same period in 2000 primarily due to lower prices for power sales combined with higher fuel costs in 2001. Total operating expenses increased in the first nine months of 2001 compared to same period in 2000 primarily due to increased maintenance at the plants, facilities lease expense and administrative and support costs. Depreciation expense declined for the first nine months of 2001 compared to the same period in 2000, primarily as a result of the sale of interests in three of its generating plants.

    For the nine months ended September 30, 2001, REMA's interest expense, net, primarily related to notes payable to an affiliate, aggregated $65.3 million compared to $46.5 million and $51.5 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to September 30, 2000, respectively. The weighted average principal amount of the notes was approximately $838 million during the nine months ended September 30, 2001 and $1.4 billion during the nine months ended September 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by REMA on January 1, 2002. REMA is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We plan to adopt SFAS No. 143 on January 1, 2003 and are in the process of determining the effect of adoption on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by REMA to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. We plan to adopt SFAS No. 144 on January 1, 2002.

SEASONALITY OF OUR BUSINESS

     Our revenues are seasonal and are affected by unusual weather conditions. Short-term prices for capacity, energy and ancillary services in the PJM market are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by increased use of air-conditioning. Cooler than normal summer temperatures may lead to reduced use of air-conditioners. This reduces short-term demand for capacity, energy and ancillary services and may lead to a reduction in wholesale electric prices.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting REMA, please review Note 6 to the REMA Interim Financial Statements and Note 5 to REMA 10-K Notes, both of which are incorporated herein by reference.

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

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o governmental, statutory, regulatory or administrative changes or initiatives affecting us, the guarantors of the notes, our facilities, the contracts relating to such facilities, our primary electricity markets and the United States electric industry

     o demand for electric capacity, energy and ancillary services in the markets served by our facilities

     o competition from other power plants, including new plants that may be developed in the future

     o the cost and availability of fuel, fuel transportation services and emissions credits for our facilities

     o the timing and extent of changes in prices of power and other commodities

     o    our limited operating history as a stand-alone entity

     o the limited marketing and procurements history specific to our facilities of our affiliate that is providing power marketing and fuel and emissions credits procurement services to us

     o the creditworthiness of our customers and other parties with whom we have contracts

     o the cost and availability of transmission capacity for the electrical energy generated by our facilities or required to satisfy power sales made on our behalf

     o    general economic conditions

     o    demographic changes

     o    technological changes, and

     o other factors we discuss in this and our other filings by REMA with the Securities and Exchange Commission, including those outlined in "Management's Narrative Analysis of the Results of Operations of Reliant Energy Mid-Atlantic Holdings, LLC -- Seasonality of Our Business."

     When used in our documents or oral presentations, the words "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

        Exhibit 99 (a)   Items incorporated by reference from the
                         REMA 10-K: Notes 1 (a) (Reliant Energy
                         Mid-Atlantic Power Holdings, LLC),
                         and 5 (Commitments and Contingencies).

        Exhibit 99 (b)   Items incorporated by reference from the REMA
                         First Quarter 10-Q: Note 2 Derivative Financial
                         Instruments.

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


                                             RELIANT ENERGY MID-ATLANTIC
                                                 POWER HOLDINGS, LLC
                                                    (Registrant)




                                       By:          /s/ CURTIS A. MORGAN
                                          -------------------------------------
                                                      Curtis A. Morgan
                                                         President


Date: November 14, 2001

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
Exhibit 99(a)        Items incorporated by reference from the REMA 10-K:
                     Notes 1 (a) (Reliant Energy Mid-Atlantic Power Holdings,
                     LLC), and 5 (Commitments and Contingencies).

Exhibit 99(b)        Items incorporated by reference from the REMA First
                     Quarter 10-Q: Note 2 Derivative Financial Instruments.
