Form 10-Q/A
period 2001-06-30
RELIANT ENERGY MID ATLANTIC POWER HOLDINGS LLC
filed 2002-03-25
CIK 1129600

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                      NO. 1

(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q/A WITH THE REDUCED DISCLOSURE FORMAT.

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

   Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 as originally filed on August 10, 2001.

RESTATEMENT

   On February 5, 2002, REMA announced that is was restating its earnings for the second and third quarters of 2001. As more fully described in Note 1, the restatement relates to a correction in accounting treatment for a series of four structured transactions entered into on behalf of REMA that were inappropriately accounted for as cash flow hedges for the period of May through September 2001.

   Although these transactions were undertaken and accounted for as cash flow hedges, having further reviewed the transactions, REMA now believes that they did not meet the requirements of a cash flow hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Instead, they should have been accounted for as a capital contribution of non-trading derivatives that had positive fair value at inception.

   As a result, REMA's unaudited consolidated condensed financial statements (Original Interim Financial Statements) and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

   For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the June 30, 2001 Form 10-Q as originally filed on August 10, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements ....................................    1
            Statements of Combined and Consolidated Operations
               For the periods from April 1, 2000 to May 11,
                  2000 and May 12, 2000 to June 30, 2000 and the
                  Three Months Ended June 30, 2001 (unaudited) ............    1
               For the periods from January 1, 2000 to May 11,
                  2000 and May 12, 2000 to June 30, 2000 and the
                  Six Months Ended June 30, 2001 (unaudited) ..............    2
            Consolidated Balance Sheets
               December 31, 2000 and June 30, 2001 (unaudited) ............    3
            Statements of Combined and Consolidated Cash Flows
               For the periods from January 1, 2000 to May 11,
                  2000 and May 12, 2000 to June 30, 2000 and the
                  Six Months Ended June 30, 2001 (unaudited) ..............    4
            Notes to Unaudited Combined and Consolidated Financial
                  Statements ..............................................    5

         Item 2.  Management's Narrative Analysis of the Results of
             Operations of Reliant Energy Mid-Atlantic Power Holdings, LLC    10

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                              FOR THE PERIOD FROM
                                                       ----------------------------------
                                                       APRIL 1, 2000 TO   MAY 12, 2000 TO    THREE MONTHS
                                                         MAY 11, 2000      JUNE 30, 2000        ENDED
                                                        (FORMER REMA)     (CURRENT REMA)    JUNE 30, 2001
                                                        -------------     --------------    -------------
                                                                                            (AS RESTATED)
Revenues, including $59.1 million, $30.4 million and
  $11.7 million from affiliate .....................      $  59,058          $ 111,503        $ 134,085
Expenses:
  Fuel, including $10.9 million, $5.1 million and
   $30.7 million from affiliate ....................         15,128             24,341           40,221
  Operation and maintenance ........................         15,068             13,495           43,832
  Facilities lease .................................             --                 --           14,708
  General and administrative .......................          5,555              4,131           11,870
  Depreciation and amortization ....................          6,653             10,118           11,153
                                                          ---------          ---------        ---------
   Total Expenses ..................................         42,404             52,085          121,784
                                                          ---------          ---------        ---------
Operating Income ...................................         16,654             59,418           12,301
Interest Expense to Affiliate, net .................        (14,726)           (20,896)         (21,023)
Interest Income (Expense), net .....................             --                  4             (175)
                                                          ---------          ---------        ---------
Net Income (Loss) Before Taxes .....................          1,928             38,526           (8,897)
                                                          ---------          ---------        ---------
Income Tax Expense (Benefit) .......................             --             15,937           (3,678)
                                                          ---------          ---------        ---------
Net Income (Loss) ..................................      $   1,928          $  22,589        $  (5,219)
                                                          =========          =========        =========

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                             FOR THE PERIOD FROM
                                                    ------------------------------------
                                                    JANUARY 1, 2000 TO   MAY 12, 2000 TO        SIX
                                                       MAY 11, 2000       JUNE 30, 2000     MONTHS ENDED
                                                      (FORMER REMA)       (CURRENT REMA)    JUNE 30, 2001
                                                      -------------       --------------    -------------
                                                                                            (AS RESTATED)
Revenues, including $166.5 million, $30.4 million
  and $16.2 million from affiliate ..............       $ 166,490           $ 111,503         $ 279,936
Expenses:
  Fuel, including $37.3 million, $5.1 million and
   $31.0 million from affiliate .................          53,628              24,341            86,129
  Operation and maintenance .....................          40,372              13,495            78,287
  Facilities lease ..............................              --                  --            29,416
  General and administrative ....................          13,101               4,131            25,604
  Depreciation and amortization .................          19,538              10,118            22,098
                                                        ---------           ---------         ---------
   Total Expenses ...............................         126,639              52,085           241,534
                                                        ---------           ---------         ---------
Operating Income ................................          39,851              59,418            38,402
Interest Expense to Affiliate, net ..............         (46,538)            (20,896)          (41,856)
Interest Income, net ............................              --                   4               291
                                                        ---------           ---------         ---------
Net (Loss) Income Before Taxes ..................          (6,687)             38,526            (3,163)
                                                        ---------           ---------         ---------
Income Tax Expense (Benefit) ....................              --              15,937            (1,178)
                                                        ---------           ---------         ---------
Net (Loss) Income ...............................       $  (6,687)          $  22,589         $  (1,985)
                                                        =========           =========         =========



                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                           DECEMBER 31, 2000    JUNE 30, 2001
                                                           -----------------    -------------
                       ASSETS                                                   (AS RESTATED)
Current Assets:
   Cash and cash equivalents ..........................       $    38,107        $    21,952
   Fuel inventories ...................................            29,180             49,576
   Material and supplies inventories ..................            34,885             35,173
   Non-trading derivative assets ......................                --            362,156
   Restricted deposits ................................            50,000                 --
   Other current assets ...............................             7,029             60,392
                                                              -----------        -----------
      Total current assets ............................           159,201            529,249
                                                              -----------        -----------
Property, Plant and Equipment:
   Property, plant and equipment ......................           936,845            896,378
   Less accumulated depreciation ......................           (23,922)           (40,761)
                                                              -----------        -----------
      Property, plant and equipment, net ..............           912,923            855,617
                                                              -----------        -----------
Other Noncurrent Assets:
   Goodwill, net ......................................             7,100              4,626
   Air emissions regulatory allowances
      and other intangibles, net ......................           154,988            203,528
   Non-trading derivative assets ......................                --            394,901
   Other ..............................................            24,726             66,925
   Deferred income taxes, net .........................             2,346                 --
                                                              -----------        -----------
      Total other noncurrent assets ...................           189,160            669,980
                                                              -----------        -----------
      Total Assets ....................................       $ 1,261,284        $ 2,054,846
                                                              ===========        ===========

        LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
   Accounts payable ...................................       $    56,432        $    11,266
   Accounts and notes payable to affiliates, net ......           105,047            203,688
   Accrued payroll ....................................            10,394              7,878
   Non-trading derivative liabilities .................                --            256,440
   Deferred income taxes, net .........................                --             37,668
   Other current liabilities ..........................            17,727              7,140
                                                              -----------        -----------
      Total current liabilities .......................           189,600            524,080
Noncurrent Liabilities:
   Accrued environmental liabilities ..................            35,826             35,606
   Deferred income taxes, net .........................                --             50,481
   Non-trading derivative liabilities .................                --            284,371
   Other noncurrent liabilities .......................             5,041              7,912
                                                              -----------        -----------
      Total noncurrent liabilities ....................            40,867            378,370
Subordinated Note Payable to Affiliate ................           838,356            838,000
Commitments and Contingencies (Note 6)
Member's Equity:
   Common stock (no par value, 1,000 shares authorized,
      1,000 shares issued and outstanding) ............                --                 --
   Capital contributions ..............................           111,245            194,463
   Retained earnings ..................................            81,216             79,231
   Accumulated other comprehensive income .............                --             40,702
                                                              -----------        -----------
      Total Member's Equity ...........................           192,461            314,396
                                                              -----------        -----------
      Total Liabilities and Member's Equity ...........       $ 1,261,284        $ 2,054,846
                                                              ===========        ===========


                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                   FOR THE PERIODS FROM
                                                            ---------------------------------
                                                            JANUARY 1, 2000   MAY 12, 2000 TO
                                                            TO MAY 11, 2000    JUNE 30, 2000    SIX MONTHS ENDED
                                                             (FORMER REMA)     (CURRENT REMA)    JUNE 30, 2001
                                                             -------------     --------------    -------------
                                                                                                 (AS RESTATED)
Cash Flows from Operating Activities:
  Net (loss) income ....................................      $    (6,687)      $    22,589       $    (1,985)
  Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operations:
   Depreciation and amortization .......................           19,538            10,118            22,098
   Deferred income taxes ...............................               --             2,713            24,116
   Changes in assets and liabilities:
    Inventories ........................................           (1,107)           (4,861)          (20,253)
    Net non-trading derivative assets and liabilities ..               --                --           (27,863)
    Other assets .......................................          (30,668)              252           (43,237)
    Accounts payable ...................................            4,114             7,751           (45,166)
    Accounts and notes payable to affiliates, net ......               --           (20,435)          102,244
    Other liabilities ..................................              848              (876)          (12,800)
                                                              -----------       -----------       -----------
     Net cash (used in) provided by operating activities          (13,962)           17,251            (2,846)
                                                              -----------       -----------       -----------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired ..........               --        (2,092,565)               --
  Capital expenditures .................................               --              (163)          (13,309)
                                                              -----------       -----------       -----------
    Net cash used in investing  activities .............               --        (2,092,728)          (13,309)
                                                              -----------       -----------       -----------
Cash Flows from Financing Activities:
  Proceeds from note payable to affiliate ..............               --         1,611,550                --
  Net change in payable to affiliates ..................           14,415                --                --
  Capital contributions ................................               --           481,015                --
                                                              -----------       -----------       -----------
    Net cash provided by financing activities ..........           14,415         2,092,565                --
                                                              -----------       -----------       -----------
Net Change in Cash and Cash Equivalents ................              453            17,088           (16,155)
Cash and Cash Equivalents, Beginning of Period .........              570                --            38,107
                                                              -----------       -----------       -----------
Cash and Cash Equivalents, End of Period ...............      $     1,023       $    17,088       $    21,952
                                                              ===========       ===========       ===========

Supplemental Cash Flow Information:
   Cash Payments:
      Interest to affiliate ............................      $    46,519       $        --       $        --
      Income taxes .....................................               --                --            42,361


                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

        NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

   These Interim Financial Statements include the accounts of Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) and the affiliates and subsidiaries (collectively, REMA) described in Note 1(a) to REMA's Annual Report on Form 10-K for the year ended December 31, 2000 (REMA Form 10-K). These Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and should be read in combination with the REMA Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (REMA First Quarter 10-Q).

RESTATEMENT

   On February 5, 2002, Reliant Resources, Inc. (Reliant Resources) announced that it was restating its earnings for the second and third quarters of 2001. The restatement relates to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period May 2001 through September 2001. The derivative transactions discussed below were part of the four structured transactions that gave rise to the Reliant Resources restatement. As a result, REMA reevaluated its accounting for the derivative transactions entered into on its behalf by the subsidiary of Reliant Resources.

   A subsidiary of Reliant Resources entered into derivative transactions on behalf of REMA which, on an aggregated basis at inception, had positive fair value. For the 2001 period, the contracts resulted in net cash outflows which will be more than offset through contractually increased net cash inflows in 2002. REMA accounted for these contracts as cash flow hedges of forecasted transactions pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). REMA initially accounted for these contracts by recognizing the fair value of the derivative as an asset or liability and recognizing the corresponding amount in accumulated other comprehensive income. As cash flow hedges, the amount recognized in accumulated other comprehensive income would have been recognized in earnings when the forecasted transactions occur.

   REMA now believes these derivative transactions should have been recorded as a capital contribution of a non-trading derivative asset that had positive fair value at inception. Therefore, REMA has now recorded these transactions as a capital contribution resulting in the elimination of previously recorded accumulated other comprehensive income and the reversal of previously recognized losses related to these derivative transactions. In addition, in contemplation of one of the structured transactions referred to above, in August 2001, a subsidiary of Reliant Resources, on behalf of REMA, entered into forward contracts to buy and sell natural gas, a portion of which was inappropriately recorded in the fourth quarter of 2001. REMA has also eliminated previously recorded accumulated other comprehensive income recognized in connection with these transactions as of September 30, 2001.

   As a result, REMA's unaudited consolidated condensed financial statements and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported to appropriately account for the transactions as described above. A summary of the principal effects of the restatement is as follows: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                  JUNE 30, 2001              JUNE 30, 2001
                          ---------------------------   ---------------------------
                                        AS PREVIOUSLY                 AS PREVIOUSLY
                          AS RESTATED      REPORTED     AS RESTATED      REPORTED
                          -----------   -------------   -----------   -------------
                                               (IN THOUSANDS)
Revenues ..............    $ 134,085      $ 134,085      $ 279,936      $ 279,936
Expenses:
   Fuel ...............       40,221         68,084         86,129        113,992
   Other expenses .....       81,563         81,563        155,405        155,405
                           ---------      ---------      ---------      ---------
     Total ............      121,784        149,647        241,534        269,397
                           ---------      ---------      ---------      ---------
Operating Income (Loss)       12,301        (15,562)        38,402         10,539
Other Expense, net ....      (21,198)       (21,198)       (41,565)       (41,565)
Income Tax Benefit ....        3,678         15,255          1,178         12,755
                           ---------      ---------      ---------      ---------

Net Loss ..............    $  (5,219)     $ (21,505)     $  (1,985)     $ (18,271)
                           =========      =========      =========      =========

                                                           JUNE 30, 2001
                                                    ----------------------------
                                                                   AS PREVIOUSLY
                                                    AS RESTATED       REPORTED
                                                    ----------       ----------
                       ASSETS                             (IN THOUSANDS)
CURRENT ASSETS:
  Non-trading derivative assets .............       $  362,156       $  365,496
  Other .....................................          167,093          167,093
                                                    ----------       ----------
      Total current assets ..................          529,249          532,589

PROPERTY, PLANT AND EQUIPMENT, NET ..........          855,617          855,617

OTHER NONCURRENT ASSETS:
  Non-trading derivative assets .............          394,901          411,638
  Other .....................................          275,079          275,079
                                                    ----------       ----------
    Total other noncurrent assets ...........          669,980          686,717
                                                    ----------       ----------
      TOTAL ASSETS ..........................       $2,054,846       $2,074,923
                                                    ==========       ==========

         LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Non-trading derivative liabilities ........       $  256,440       $  253,115
  Deferred income taxes, net ................           37,668           40,437
  Other .....................................          229,972          229,972
                                                    ----------       ----------
    Total current liabilities ...............          524,080          523,524
NONCURRENT LIABILITIES:
  Deferred income taxes, net ................           50,481           57,683
  Non-trading derivative liabilities ........          284,371          283,776
  Other noncurrent liabilities ..............           43,518           43,518
                                                    ----------       ----------
    Total other noncurrent liabilities ......          378,370          384,977
                                                    ----------       ----------
SUBORDINATED NOTE PAYABLE TO AFFILIATE ......          838,000          838,000
                                                    ----------       ----------
MEMBER'S EQUITY:
  Common stock (no par value 1,000 shares
    authorized, 1,000 issued and outstanding)               --               --
  Capital contributions .....................          194,463          111,678
  Retained earnings .........................           79,231           62,945
  Accumulated other comprehensive income ....           40,702          153,799
                                                    ----------       ----------
    Total Member's Equity ...................          314,396          328,422
                                                    ----------       ----------
      TOTAL LIABILITIES AND MEMBER'S EQUITY .       $2,054,846       $2,074,923
                                                    ==========       ==========

BASIS OF PRESENTATION

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Note 5 of the Notes to Combined and Consolidated Financial Statements of REMA included in REMA's Form 10-K (REMA 10-K Notes) relates to material contingencies. This note, updated by the notes contained in these Interim Financial Statements, is incorporated herein by reference.

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

3. DERIVATIVE FINANCIAL INSTRUMENTS

   Adoption of SFAS No. 133 on January 1, 2001 resulted in no cumulative after-tax change in net income and a cumulative after-tax increase in accumulated other comprehensive loss of $73.7 million. The adoption also increased current assets, noncurrent assets, current liabilities and noncurrent liabilities by $85.1 million, $9.0 million, $155.2 million and $12.6 million, respectively, in REMA's Consolidated Balance Sheet. During the three and six months ended June 30, 2001, $10.2 million and $27.5 million, respectively, of the initial after-tax transition loss adjustment recognized in other comprehensive income was reclassified to net loss. For additional information regarding the adoption of SFAS No. 133 and REMA's accounting policies for derivative financial instruments, see Note 2 of REMA First Quarter 10-Q.

   The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. The FASB approved a number of issues regarding the normal purchases and normal sales exception in the second quarter. One issue concluded forward contracts with volumetric optionality do not qualify for the normal purchases and normal sales exception, while another issue applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met. The effective date for implementation of these decisions is July 1, 2001. REMA is currently assessing the impact of the recently cleared issues and does not believe they will have a material impact on the REMA's Consolidated Financial Statements.

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

   Other Derivatives. During the second quarter of 2001, Reliant Resources contributed $234 million of non-trading derivative assets and $92 million of non-trading derivative liabilities to REMA as a result of two structured transactions. For further discussion of these transactions, see Note 1. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income each reporting period. During the second quarter of 2001, $28 million of non-trading derivative liabilities were settled related to these transactions. Accordingly, as of June 30, 2001, REMA has recognized $234 million of non-trading derivative assets and $64 million of non-trading derivative liabilities related to these transactions.

4. COMPREHENSIVE INCOME

   The following table summarizes the components of total comprehensive income for the three and six months ended June 30, 2001. There was no comprehensive income for the periods from January 1, 2000 to May 11, 2000 or May 12, 2000 to June 30, 2000.

                                                   FOR THE THREE    FOR THE SIX
                                                    MONTHS ENDED    MONTHS ENDED
                                                   JUNE 30, 2001   JUNE 30, 2001
                                                   -------------   -------------
                                                          (IN MILLIONS)
Net loss ......................................       $   (5)         $   (2)
Other comprehensive income (loss):
  Cumulative effect of adoption of SFAS No. 133           --             (74)
  Net deferred gains from cash flow hedges ....           81              91
  Reclassification of deferred loss from
    cash flow hedges ..........................            7              24
                                                      ------          ------
Comprehensive income ..........................       $   83          $   39
                                                      ======          ======

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

                      PERIOD FROM JANUARY 1, 2000   PERIOD FROM MAY 12, 2000
                            TO MAY 11, 2000             TO JUNE 30, 2000
                      ---------------------------   ------------------------
                         ACTUAL       PRO FORMA       ACTUAL      PRO FORMA
                        --------      ---------      --------     ---------
                                           (IN MILLIONS)
Revenues ........       $  166.5      $  166.5       $  111.5     $  111.5
Net (loss) income           (6.7)        (19.7)          22.6         17.8

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

                 RESTATEMENT OF THE INTERIM FINANCIAL STATEMENTS

   On February 5, 2002, REMA announced that is was restating its earnings for the second and third quarters of 2001. As more fully described in Note 1, the restatement relates to a correction in accounting treatment for a series of four structured transactions entered into on behalf of REMA that were inappropriately accounted for as cash flow hedges for the period of May through September 2001.

   Although these transactions were undertaken and accounted for as cash flow hedges, having further reviewed the transactions, REMA now believes that they did not meet the requirements of a cash flow hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Instead, they should have been accounted for as a capital contribution of non-trading derivatives that had positive fair value at inception.

   As a result, the Original Interim Financial Statements and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in
Note 1 of the Notes to Interim Financial Statements.

                                    OVERVIEW

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

                COMBINED AND CONSOLIDATED RESULTS OF OPERATIONS


                                      FOR THE PERIODS FROM
                               ----------------------------------
                               APRIL 1, 2000 TO   MAY 12, 2000 TO   THREE MONTHS
                                 MAY 11, 2000     JUNE 30,  2000       ENDED
                                (FORMER REMA)     (CURRENT REMA)    JUNE 30, 2001
                                -------------     --------------    -------------
                                                  (IN THOUSANDS)
Revenues ...................      $  59,058          $ 111,503        $ 134,085
Operating Expenses .........         42,404             52,085          121,784
                                  ---------          ---------        ---------
Operating Income (Loss) ....         16,654             59,418           12,301
Interest Expense, net ......         14,726             20,892           21,198
Income Tax Expense (Benefit)             --             15,937           (3,678)
                                  ---------          ---------        ---------
  Net Income (Loss) ........      $   1,928          $  22,589        $  (5,219)
                                  =========          =========        =========

                                      FOR THE PERIODS FROM
                                ---------------------------------
                                JANUARY 1, 2000   MAY 12, 2000 TO     SIX MONTHS
                                TO MAY 11, 2000    JUNE 30, 2000        ENDED
                                 (FORMER REMA)     (CURRENT REMA)   JUNE 30, 2001
                                 -------------     --------------   -------------
                                                   (IN THOUSANDS)
Revenues ...................       $ 166,490         $ 111,503        $ 279,936
Operating Expenses .........         126,639            52,085          241,534
                                   ---------         ---------        ---------
Operating Income ...........          39,851            59,418           38,402
Interest Expense, net ......          46,538            20,892           41,565
Income Tax Expense (Benefit)              --            15,937           (1,178)
                                   ---------         ---------        ---------
  Net (Loss) Income ........       $  (6,687)        $  22,589        $  (1,985)
                                   =========         =========        =========

Periods from April 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000 compared to three months ended June 30, 2001

   For the three months ended June 30, 2001, REMA's net loss was $5.2 million compared to net income of $1.9 million and $22.6 million for the periods from April 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000, respectively. Net income decreased in the second quarter of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

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

Periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000 compared to six months ended June 30, 2001

   For the six months ended June 30, 2001, REMA's net loss was $2.0 million compared to a net loss of $6.7 million and net income $22.6 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to June 30, 2000, respectively. Net income decreased in the first six months of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

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

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RELIANT ENERGY MID-ATLANTIC
                                                POWER HOLDINGS, LLC
                                                   (Registrant)




                                         By:     /s/ Curtis A. Morgan
                                            ------------------------------
                                                   Curtis A. Morgan
                                                       President



Date: March 25, 2002