Form 10-Q/A
period 2001-09-30
RELIANT ENERGY MID ATLANTIC POWER HOLDINGS LLC
filed 2002-03-25
CIK 1129600

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


Commission file number _____________

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
             (Exact name of registrant as specified in its charter)

                Delaware                             52-2154847
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

              1111 Louisiana
              Houston, Texas                            77002
   (Address of principal executive offices)           (Zip Code)

                                 (713) 207-3200
              (Registrant's telephone number, including area code)



RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q/A WITH THE REDUCED DISCLOSURE FORMAT.

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


         Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 as originally filed on November 14, 2001.

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

         As a result, REMA's unaudited consolidated condensed financial statements (Original Interim Financial Statements) and related disclosures as of June 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

         For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the September 30, 2001 Form 10-Q as originally filed on November 14, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION
              Item 1.  Financial Statements................................................................  1
                  Statements of Combined and Consolidated Operations
                      For the Three Months Ended September 30, 2000 and 2001 (unaudited) ..................  1
                      For the Periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to September
                           30, 2000 and the Nine Months Ended September 30, 2001 (unaudited) ..............  2
                  Consolidated Balance Sheets
                      December 31, 2000 and September 30, 2001 (unaudited) ................................  3
                  Statements of Combined and Consolidated Cash Flows
                      For the Periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to
                           September 30, 2000 and the Nine Months Ended September 30, 2001
                           (unaudited) ....................................................................  4
                  Notes to Unaudited Combined and Consolidated Financial Statements........................  5

              Item 2.  Management's Narrative Analysis of the Results of Operations of
                  Reliant Energy Mid-Atlantic Power Holdings, LLC..........................................  11

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                     2000               2001
                                                                                --------------     --------------
                                                                                                   (AS RESTATED)
Revenues, including $103.1 million and $34.7 million from affiliate.........    $      253,819     $      249,925
Expenses:
  Fuel, including $9.6 million and $42.7 million from affiliate.............            45,658             61,568
  Operation and maintenance.................................................            19,651             28,666
  Facilities lease..........................................................             6,245             14,708
  General and administrative................................................             8,006             12,708
  Depreciation and amortization.............................................            15,509             14,409
                                                                                --------------     --------------
    Total Expenses..........................................................            95,069            132,059
                                                                                --------------     --------------
Operating Income............................................................           158,750            117,866
Other Income................................................................               --                 571
Interest Expense to Affiliate, net..........................................           (30,586)           (23,762)
Interest (Expense) Income, net..............................................                (4)                25
                                                                                --------------     --------------
Income Before Income Taxes..................................................           128,160             94,700
                                                                                --------------     --------------
Income Tax Expense..........................................................            52,891             40,876
                                                                                --------------     --------------
Net Income..................................................................    $       75,269     $       53,824
                                                                                ==============     ==============

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           FOR THE PERIODS FROM
                                                                  --------------------------------------
                                                                    JANUARY 1, 2000      MAY 12, 2000 TO               NINE
                                                                    TO MAY, 11, 2000     SEPTEMBER 30, 2000        MONTHS ENDED
                                                                     (FORMER REMA)        (CURRENT REMA)        SEPTEMBER 30, 2001
                                                                  --------------------   ------------------     ------------------
                                                                                                                  (AS RESTATED)
Revenues, including $166.5 million, $133.5 million and
  $50.9 million from affiliate                                         $ 166,490            $ 365,322                $ 529,861
Expenses:
  Fuel, including $37.3 million, $14.7 million and $73.7
    million from affiliate                                                53,628               69,999                  147,697
  Operation and maintenance                                               40,372               33,146                  106,953
  Facilities lease                                                            --                6,245                   44,124
  General and administrative                                              13,101               12,137                   38,312
  Depreciation and amortization                                           19,538               25,627                   36,507
                                                                       ---------            ---------                ---------
    Total Expenses                                                       126,639              147,154                  373,593
                                                                       ---------            ---------                ---------
Operating Income                                                          39,851              218,168                  156,268
Other Income                                                                  --                   --                      571
Interest Expense to Affiliate, net                                       (46,538)             (51,482)                 (65,618)
Interest Income, net                                                          --                   --                      316
                                                                       ---------            ---------                ---------
(Loss) Income Before Income Taxes                                         (6,687)             166,686                   91,537
                                                                       ---------            ---------                ---------
Income Tax Expense                                                            --               68,828                   39,698
                                                                       ---------            ---------                ---------
Net (Loss) Income                                                      $  (6,687)           $  97,858                $  51,839
                                                                       =========            =========                =========

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              DECEMBER 31, 2000        SEPTEMBER 30, 2001
                                                                              -----------------        ------------------
                                                                                                         (AS RESTATED)
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                    $    38,107                $   142,522
   Restricted deposits                                                               50,000                         --
   Fuel inventories                                                                  29,180                     46,083
   Materials and supplies inventories                                                34,885                     35,803
   Non-trading derivative assets                                                         --                    663,460
   Other current assets                                                               7,029                     60,987
                                                                                -----------                -----------
        Total current assets                                                        159,201                    948,855
                                                                                -----------                -----------
Property, Plant and Equipment:
   Property, plant and equipment                                                    936,845                    899,709
   Less accumulated depreciation                                                    (23,922)                   (49,743)
                                                                                -----------                -----------
        Property, plant and equipment, net                                          912,923                    849,966
                                                                                -----------                -----------
Other Noncurrent Assets:
   Goodwill, net                                                                      7,100                      4,593
   Air emissions regulatory allowances and other intangibles, net                   154,988                    203,888
   Non-trading derivative assets                                                         --                    384,990
   Other                                                                             24,726                    160,374
   Deferred income taxes, net                                                         2,346                         --
                                                                                -----------                -----------
        Total other noncurrent assets                                               189,160                    753,845
                                                                                -----------                -----------
        Total Assets                                                            $ 1,261,284                $ 2,552,666
                                                                                ===========                ===========

                    LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
   Accounts payable                                                             $    56,432                $     6,950
   Accounts and notes payable to affiliates, net                                    105,047                    373,015
   Accrued payroll                                                                   10,394                      7,252
   Non-trading derivative liabilities                                                    --                    479,536
   Deferred income taxes, net                                                            --                     72,314
   Other current liabilities                                                         17,727                      3,274
                                                                                -----------                -----------
        Total current liabilities                                                   189,600                    942,341
Noncurrent Liabilities:
   Accrued environmental liabilities                                                 35,826                     35,501
   Deferred income taxes, net                                                            --                     75,696
   Non-trading derivative liabilities                                                    --                    232,543
   Other noncurrent liabilities                                                       5,041                      8,285
                                                                                -----------                -----------
        Total noncurrent liabilities                                                 40,867                    352,025
Subordinated Note Payable to Affiliate                                              838,356                    838,003
Commitments and Contingencies (Note 6)
Member's Equity:
   Common stock (no par value, 1,000 shares authorized,
     1,000 shares issued and outstanding)                                                --                         --
   Capital contributions                                                            111,245                    215,037
   Retained earnings                                                                 81,216                    133,055
   Accumulated other comprehensive income                                                --                     72,205
                                                                                -----------                -----------
        Total Member's Equity                                                       192,461                    420,297
                                                                                -----------                -----------
        Total Liabilities and Member's Equity                                   $ 1,261,284                $ 2,552,666
                                                                                ===========                ===========

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        FOR THE PERIODS FROM
                                                               -------------------------------------
                                                               JANUARY 1, 2000     MAY 12, 2000 TO          NINE
                                                               TO MAY 11, 2000    SEPTEMBER 30, 2000    MONTHS ENDED
                                                                (FORMER REMA)       (CURRENT REMA)    SEPTEMBER 30, 2001
                                                               ---------------    ------------------  ------------------
                                                                                                        (AS RESTATED)
Cash Flows from Operating Activities:
  Net (loss) income                                              $    (6,687)        $    97,858         $    51,839
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operations:
    Depreciation and amortization                                     19,538              25,627              36,507
    Deferred income taxes                                                 --              (4,611)             47,330
    Changes in assets and liabilities:
      Inventories                                                     (1,107)            (11,903)            (17,390)
      Pre-paid lease obligation                                           --                  --            (195,239)
      Net non-trading derivative assets and liabilities .                 --                  --             (59,264)
      Other assets                                                   (30,668)            (53,603)             57,958
      Accounts payable                                                 4,114              26,269             (49,482)
      Accounts and notes payable to affiliates, net                       --                  --              84,959
      Other liabilities                                                  848              (2,361)            (17,023)
                                                                 -----------         -----------         -----------
        Net cash (used in) provided by operating
        activities                                                   (13,962)             77,276             (59,805)
                                                                 -----------         -----------         -----------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired                             --          (2,084,960)                 --
  Proceeds from sale-leaseback transactions                               --           1,000,000                  --
  Proceeds from sale of development companies                             --               8,041                  --
  Capital expenditures                                                    --              (9,949)            (22,395)
                                                                 -----------         -----------         -----------
      Net cash used in investing activities                               --          (1,086,868)            (22,395)
                                                                 -----------         -----------         -----------
Cash Flows from Financing Activities:
  Proceeds from note payable to affiliate                                 --           1,611,550                  --
  Payments on subordinated note payable to affiliate                      --            (650,000)                 --
  Net change in payable to affiliates                                 14,415             119,325             186,615
  Capital contributions                                                   --             294,244                  --
  Return of capital                                                       --            (183,000)                 --
  Lease financing costs                                                   --             (24,687)                 --
                                                                 -----------         -----------         -----------
      Net cash provided by financing activities                       14,415           1,167,432             186,615
                                                                 -----------         -----------         -----------
Net Change in Cash and Cash Equivalents                                  453             157,840             104,415
Cash and Cash Equivalents, Beginning of Period                           570                  --              38,107
                                                                 -----------         -----------         -----------
Cash and Cash Equivalents, End of Period                         $     1,023         $   157,840         $   142,522
                                                                 ===========         ===========         ===========

Supplemental Cash Flow Information:
   Cash Payments:
      Interest to affiliate                                      $    46,519         $        --         $        --
      Income taxes                                                        --                  --              42,361

                 See Notes to the Interim Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
        (FORMERLY SITHE PENNSYLVANIA HOLDINGS, LLC) AND RELATED COMPANIES

        NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND AND BASIS OF PRESENTATION

         These interim financial statements include the accounts of Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings,
LLC) and its affiliates and subsidiaries (collectively, REMA) described in Note 1(a) to REMA's Annual Report on Form 10-K for the year ended December 31, 2000 (REMA Form 10-K) incorporated herein by reference. These Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and should be read in combination with the REMA Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (REMA First Quarter 10-Q) and the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001 (REMA Second Quarter 10-Q/A).

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

         As a result, REMA's unaudited consolidated condensed financial statements and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported to appropriately account for the transactions as described above. A summary of the principal effects of the restatement is as follows:
(Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                SEPTEMBER 30, 2001                  SEPTEMBER 30, 2001
                          ------------------------------      ------------------------------
                                           AS PREVIOUSLY                       AS PREVIOUSLY
                          AS RESTATED        REPORTED         AS RESTATED        REPORTED
                          -----------      -------------      -----------      -------------
                                                   (IN THOUSANDS)
Revenues                   $ 249,925         $ 247,720         $ 529,861         $ 527,656
Expenses:
     Fuel                     61,568            90,764           147,697           204,756
     Other expenses           70,491            70,491           225,896           225,896
                           ---------         ---------         ---------         ---------
       Total                 132,059           161,255           373,593           430,652
                           ---------         ---------         ---------         ---------
Operating Income             117,866            86,465           156,268            97,004
Other Expense, net           (23,166)          (23,166)          (64,731)          (64,731)
Income Tax Expense           (40,876)          (27,242)          (39,698)          (14,487)
                           ---------         ---------         ---------         ---------

Net Income                 $  53,824         $  36,057         $  51,839         $  17,786
                           =========         =========         =========         =========

                                                                                       SEPTEMBER 30, 2001
                                                                               --------------------------------
                                                                                                  AS PREVIOUSLY
                                                                               AS RESTATED           REPORTED
                                                                               -----------        -------------
                                                                                        (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  Non-trading derivative assets                                                 $  663,460          $  672,947
  Other                                                                            285,395             285,395
                                                                                ----------          ----------
         Total current assets                                                      948,855             958,342

PROPERTY, PLANT AND EQUIPMENT, NET                                                 849,966             849,966
OTHER NONCURRENT ASSETS:
  Non-trading derivative assets                                                    384,990             394,455
  Other                                                                            368,855             368,855
                                                                                ----------          ----------
         Total other noncurrent assets                                             753,845             763,310
                                                                                ----------          ----------
          TOTAL ASSETS                                                          $2,552,666          $2,571,618
                                                                                ==========          ==========

                         LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Non-trading derivative liabilities                                            $  479,536          $  570,950
  Deferred income taxes, net                                                        72,314              36,701
  Other                                                                            390,491             390,491
                                                                                ----------          ----------
         Total current liabilities                                                 942,341             998,142
NONCURRENT LIABILITIES:
  Deferred income taxes, net                                                        75,696              79,355
  Non-trading derivative liabilities                                               232,543             232,987
  Other                                                                             43,786              43,786
                                                                                ----------          ----------
         Total noncurrent liabilities                                              352,025             356,128
                                                                                ----------          ----------
SUBORDINATED NOTE PAYABLE TO AFFILIATE                                             838,003             838,003
                                                                                ----------          ----------
MEMBER'S EQUITY:
  Common stock (no par value 1,000 shares authorized, 1,000 issued and
    outstanding)                                                                        --                  --
  Capital contributions                                                            215,037             111,678
  Retained earnings                                                                133,055              99,002
  Accumulated other comprehensive income                                            72,205             168,665
                                                                                ----------          ----------
        Total Member's Equity                                                      420,297             379,345
                                                                                ----------          ----------
         TOTAL LIABILITIES AND MEMBER'S EQUITY                                  $2,552,666          $2,571,618
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

     Note 5 of the Notes to the Combined and Consolidated Financial Statements of REMA included in REMA's Form 10-K (REMA 10-K Notes) relates to material contingencies. This note, updated by the notes contained in these Interim Financial Statements, is incorporated herein by reference.

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

     Other Derivatives. During the nine months ended September 30, 2001, Reliant Resources contributed $337 million of non-trading derivative assets and $159 million of non-trading derivative liabilities to REMA as a result of four structured transactions. For further discussion of these transactions, see Note
1. During the nine months ended September 30, 2001, $54 million of non-trading derivative liabilities were settled related to these transactions. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income each reporting period. REMA recognized a change in fair value of $6 million for the non-trading derivative assets and $1 million for the non-trading liabilities related to these transactions resulting in a net pre-tax tax unrealized gain of $5 million in the nine months ended September 30, 2001. Therefore, as of September 30, 2001, REMA has recognized $343 million of non-trading derivative assets and $106 million of non-trading derivative liabilities related to these transactions.

4.   COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income for the three and nine months ended September 30, 2001. There was no comprehensive income for the three months ended September 30, 2000 or for the periods from January 1, 2000 to May 11, 2000 or May 12, 2000 to September 30, 2000.

                                                                                 FOR THE THREE        FOR THE NINE
                                                                                 MONTHS ENDED         MONTHS ENDED
                                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                                              ------------------   ------------------
                                                                                           (IN MILLIONS)

Net income..................................................................  $               54   $               52
Other comprehensive income (loss):
    Cumulative effect of adoption of SFAS No. 133...........................                  --                  (74)
    Net deferred gains from cash flow hedges................................                  51                  142
    Reclassification of net deferred (gain) loss from cash flow hedges......                 (20)                   4
                                                                              ------------------   ------------------
Comprehensive income........................................................  $               85   $              124
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

                                           PERIOD FROM JANUARY 1, 2000 TO           PERIOD FROM MAY 12, 2000 TO
                                                   MAY 11, 2000                        SEPTEMBER 30, 2000
                                         ------------------------------------   ------------------------------------
                                               ACTUAL           PRO FORMA            ACTUAL            PRO FORMA
                                         -----------------  -----------------   -----------------  -----------------
                                                                        (IN MILLIONS)
Revenues.............................     $         166.5    $         166.5     $         365.3    $         365.3
Net (loss) income....................                (6.7)             (19.7)               97.9              108.7

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

     As a result, the Original Interim Financial Statements and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

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

                 COMBINED AND CONSOLIDATED RESULTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                     2000                2001
                                                                                ---------------    ---------------
                                                                                          (IN THOUSANDS)
Revenues....................................................................    $       253,819    $       249,925
Operating Expenses..........................................................             95,069            132,059
                                                                                ---------------    ---------------
Operating Income............................................................            158,750            117,866
Other Income................................................................                --                 571
Interest Expense, net.......................................................            (30,590)           (23,737)
Income Tax Expense..........................................................            (52,891)           (40,876)
                                                                                ---------------    ---------------
  Net Income................................................................    $        75,269    $        53,824
                                                                                ===============    ===============

                                                                     FOR THE PERIODS FROM
                                                            ------------------------------------
                                                            JANUARY 1, 2000    MAY 12, 2000 TO        NINE MONTHS
                                                            TO MAY 11, 2000   SEPTEMBER 30, 2000         ENDED
                                                             (FORMER REMA)      (CURRENT REMA)     SEPTEMBER 30, 2001
                                                            ---------------   ------------------   ------------------
                                                                                  ( IN THOUSANDS)
Revenues.................................................   $       166,490     $        365,322     $        529,861
Operating Expenses.......................................           126,639              147,154              373,593
                                                            ---------------   ------------------   ------------------
Operating Income.........................................            39,851              218,168              156,268
Other Income.............................................                --                   --                  571
Interest Expense, net....................................           (46,538)             (51,482)             (65,302)
Income Tax Expense.......................................                --              (68,828)             (39,698)
                                                            ---------------   ------------------   ------------------
  Net (Loss) Income......................................   $        (6,687)    $         97,858     $         51,839
                                                            ===============   ==================   ==================

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     For the three months ended September 30, 2001, REMA's net income was $53.8 million compared to net income of $75.3 million for the same period in 2000. Net income decreased in the third quarter of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

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

Nine months ended September 30, 2001 compared to periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to September 30, 2000

     For the nine months ended September 30, 2001, REMA's net income was $51.8 million compared to a net loss of $6.7 million and net income $97.9 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to September 30, 2000, respectively. Net income decreased in the first nine months of 2001 compared to the same period in 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

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


                                                     RELIANT ENERGY MID-ATLANTIC
                                                         POWER HOLDINGS, LLC
                                                             (Registrant)




                                                By:     /s/ Curtis A. Morgan
                                                    ----------------------------
                                                           Curtis A. Morgan
                                                              President



Date:  March 25, 2002

                                INDEX TO EXHIBITS

EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
Exhibit 99 (a)            Items incorporated by reference from the REMA 10-K:
                          Notes 1 (a) (Reliant Energy Mid-Atlantic Power
                          Holdings, LLC) and 5 (Commitments and Contingencies).

Exhibit 99 (b)            Items incorporated by reference from the REMA First
                          Quarter 10-Q: Note 2 Derivative Financial Instruments.