Form 10-K
period 2001-12-31
RELIANT ENERGY MID ATLANTIC POWER HOLDINGS LLC
filed 2002-04-16
CIK 1129600

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ___________________TO __________________


                        COMMISSION FILE NUMBER 333-51464

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                          52-2154847
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification Number)


                     1111 LOUISIANA
                  HOUSTON, TEXAS 77002                                                    (713) 207-3200
  (Address and zip code of principal executive offices)               (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 10, 2002, all of the outstanding equity interests in Reliant Energy Mid-Atlantic Power Holdings, LLC were held by Reliant Energy Northeast Generation, Inc., an indirect subsidiary of Reliant Energy, Incorporated and Reliant Resources, Inc.

     RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1(a) AND (b) OF FORM 10-K, AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                     PART I
Item 1.        Business.....................................................................................2

Item 2.        Properties...................................................................................8

Item 3.        Legal Proceedings............................................................................8

Item 4.        Submission of Matters to a Vote of Security Holders..........................................9


                                     PART II

Item 5.        Market for REMA's Common Equity and Related Stockholder Matters.....................         10

Item 6.        Selected Financial Data.............................................................         10

Item 7.        Management's Narrative Analysis of the Results of Operations of Reliant Energy Mid-Atlantic
                 Power Holdings, LLC........................................................................11

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...................................13

Item 8.        Financial Statements and Supplementary Data..................................................14


                                     PART II

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........49

Item 10.       Directors and Executive Officers.............................................................49

Item 11.       Executive Compensation.......................................................................49

Item 12.       Security Ownership of Certain Beneficial Owners and Management...............................49

Item 13.       Certain Relationships and Related Transactions...............................................49


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................50

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can generally identify our forward-looking statements by the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "objective," "projection," "forecast," "goal," or other similar words.

     We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

     o state and federal legislative and regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry, changes in or application of environmental and other laws and regulations to which we are subject, and changes in or application of laws or regulations applicable to other aspects of our business, such as commodities hedging activities,

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets,

     o liquidity concerns and the effects of insufficient credit in our markets,

     o    our pursuit of potential business strategies,

     o    the timing and extent of changes in commodity prices,

     o the availability of adequate supplies of fuel, water, and associated transportation necessary to operate our generation portfolio,

     o weather variations and other natural phenomena, which can effect the demand for power from or our ability to produce power at, our generating facilities,

     o financial market conditions, our access to capital and the results of our financing efforts,

     o the creditworthiness or bankruptcy or other financial distress of our customers and other parties with whom we have contracts,

     o    actions by rating agencies with respect to us or our competitors,

     o    acts of terrorism or war,

     o    the availability and price of insurance,

     o political, legal, regulatory and economic conditions and developments in the United States,

     o    the successful operation of deregulating power markets, and

     o    other factors we discuss in this Form 10-K and our other SEC filings.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.
                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Reliant Energy Mid-Atlantic Power Holdings, LLC, a Delaware limited liability company (formerly Sithe Pennsylvania Holdings, LLC), and its affiliates and subsidiaries (collectively, REMA) owns or leases 21 electric generation facilities in Pennsylvania, New Jersey and Maryland with an aggregate net generating capacity of 4,262 megawatts (MW) as of December 31, 2001. REMA is an indirect wholly owned subsidiary of Reliant Energy Power Generation, Inc.
(REPG) which is a wholly owned subsidiary of Reliant Resources, Inc. (Reliant Resources).

     In May 2000, REPG purchased the equity in REMA from Sithe Energies, Inc. (Sithe) for an aggregate purchase price of $2.1 billion. Included within this purchase transaction were transition power sales contracts, including a capacity transition contract with affiliates of GPU, Inc. (GPU). These transition power sales contracts were originally entered into with the affiliates of GPU at the time of Sithe's acquisition of REMA in November 1999 from GPU. Until the end of May 2002, we expect to sell a portion of our capacity under these transition power sales contracts. During the term of the transition power sales contracts, we will derive revenues from sales of capacity under these contracts, as well as sales into the Pennsylvania-New Jersey-Maryland market, commonly referred to as the "PJM market," of capacity and energy not required to meet the terms of these contracts, sales of ancillary services and sales through bilateral contracts with power marketers and load serving entities within the PJM market and the surrounding markets. REMA also expects to sell power in a newly created extension of the PJM market in western Pennsylvania (PJM West market). For additional information regarding the acquisition of REMA, see Note 3(a) to the REMA's financial statements contained in Item 8 of this Form 10-K (REMA 10-K Notes).

     In August 2000, REMA sold to and leased back from each of three owner-lessors in separate lease transactions REMA's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively. As lessee, REMA leases an interest in each facility from each owner-lessor under a facility lease agreement. As consideration for the sale of REMA's interest in the facilities, REMA received $1.0 billion in cash. REMA used $1.0 billion of sale proceeds to return capital of $183 million, with the remainder used to reduce affiliate debt. For additional information regarding the sale and leaseback transactions, see Note 6(a) to the REMA 10-K Notes.

THE PJM MARKET FRAMEWORK

     All of our facilities are located within the PJM market. The PJM market encompasses a region in the northeast part of the United States that includes all or a portion of the states of Pennsylvania, New Jersey, Maryland, Delaware and Virginia and the District of Columbia. As of March 31, 2002, the PJM market included 293 generating facilities with a total installed capacity of 61,414 megawatts (MW). The fuel mix of this aggregate capacity is approximately 34% coal-fired, 21% nuclear, 21% gas-fired, 19% oil-fired, 4% hydroelectric power and 1% from other sources.

     The PJM market has been restructured as competitive, nondiscriminatory markets in response to the Federal Energy Regulatory Commission's (FERC) open-access rules. The PJM market and PJM West market operate as centralized power pools with open-access, non-discriminatory transmission systems administered by independent system operators approved by the FERC. Although the transmission infrastructure within this market is well developed and independently operated, transmission constraints exist between, and to a certain extent within, this market. In particular, transmission of power from eastern Pennsylvania to western Pennsylvania may be constrained from time to time. Depending on the timing and nature of transmission constraints, market prices may vary from market to market, or between sub-regions of a particular market.

    In addition to managing the transmission system for each market, the respective independent system operator for the PJM market and PJM West market is responsible for maintaining competitive wholesale markets, operating the spot wholesale energy market and determining the market clearing price based on bids submitted by participating generators in each market. Each independent system operator generally matches sellers with buyers within a particular market that meet specified minimum credit standards. We sell capacity, energy and ancillary services into the markets maintained by the applicable independent system operator for each of these types of products for both real time sales and forward sales for periods of up to one year. Our customers include the members of each market, consisting of municipalities, electric cooperatives, integrated utilities, transmission and distribution utilities, retail electric providers and power marketers. We also sell capacity, energy and ancillary services to customers under negotiated bilateral contracts. Bilateral contracts, in addition to other physical and financial transactions enable us to hedge a portion of our generation portfolio.

    Markets in the Northeastern United States are subject to constant and significant regulatory oversight and control and the results of our operations in the region may be adversely affected by any changes or additions to the current regulatory structure. Our sales into markets administered by the PJM independent system operator (PJM ISO) are governed by the PJM ISO's operating agreement, tariffs and protocols (PJM Protocols). The PJM Protocols provide the structure, rules and pricing mechanisms for the PJM ISO's energy, capacity and ancillary services markets, and establish rates, terms and conditions for transmission service in PJM ISO's control area and the PJM West market, including transmission congestion pricing. Wholesale energy prices in the markets administered by the PJM ISO are currently capped at $1,000 per megawatt-hour.

OUR GENERATING FACILITIES

     REMA owns a 100% ownership interest in each of its electric generating stations except for the Conemaugh, Keystone and Shawville stations, which REMA leases from owner lessors. The table below lists and describes briefly our electric power generating facilities.

                                                              NET GENERATING
GENERATION FACILITIES(1)                         LOCATION      CAPACITY(MW)   DISPATCH TYPE(1)          FUEL
--------------------------------------------- --------------- --------------- ------------------ -------------------
Shawville(2).................................. Pennsylvania             613      Base, Peak             Coal
Portland...................................... Pennsylvania             585   Base, Inter, Peak     Coal/Gas/Oil
Keystone(2)................................... Pennsylvania             285         Base                Coal
Titus......................................... Pennsylvania             281      Base, Peak         Coal/Gas/Oil
Conemaugh(2).................................. Pennsylvania             281         Base                Coal
Seward........................................ Pennsylvania             196         Base                Coal
Gilbert.......................................  New Jersey              614      Inter, Peak          Gas/Oil
Sayreville....................................  New Jersey              449      Inter, Peak          Gas/Oil
Warren........................................ Pennsylvania             150         Inter           Coal/Gas/Oil
Werner........................................  New Jersey              252         Peak                Oil
Glen Gardner..................................  New Jersey              184         Peak              Gas/Oil
Hunterstown................................... Pennsylvania              71         Peak              Gas/Oil
Wayne......................................... Pennsylvania              66         Peak                Oil
Mountain...................................... Pennsylvania              47         Peak              Gas/Oil
Tolna......................................... Pennsylvania              47         Peak                Oil
Piney......................................... Pennsylvania              29         Base               Hydro
Blossburg..................................... Pennsylvania              25         Peak                Gas
Hamilton...................................... Pennsylvania              23         Peak                Oil
Orrtanna...................................... Pennsylvania              23         Peak                Oil
Shawnee....................................... Pennsylvania              23         Peak                Oil
Deep Creek....................................   Maryland                18         Peak               Hydro
                                                              ---------------
         Total................................                        4,262
                                                              ===============

----------
 (1)We use the designations "Base," "Inter" and "Peak" to indicate whether the facilities described are base-load, intermediate or peaking facilities, respectively.
(2) We lease a 100% interest in the Shawville Station, a 16.67% interest in the Keystone Station and a 16.45% interest in the Conemaugh Station under facility lease agreements with terms of 26.25 years, 33.75 years and 33.75 years, respectively.

SEASONALITY OF OUR BUSINESS

     Our revenues are seasonal and are affected by unusual weather conditions. Short-term prices for capacity, energy and ancillary services in the PJM market and PJM West market are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by increased use of air-conditioning. Cooler than normal summer temperatures may lead to reduced use of air-conditioners. This reduces short-term demand for capacity, energy and ancillary services and may lead to a reduction in wholesale electric prices.

COMPETITION

    We compete in the PJM market and PJM West market on the basis of price, operating characteristics of our generating facilities and the availability of our facilities to supply capacity, energy and ancillary services to the market when needed. We compete in the PJM market and PJM West market primarily with six other major power generators. A number of additional generation facilities are being developed in the PJM market and PJM West market, and these facilities will increase competition in that market over time. Additional facilities are also being planned for the PJM market and PJM West market and could be developed in the future.

EMPLOYEES

     As of December 31, 2001, we had 1,119 employees. Of that number, 1,001 were involved in operating and maintaining our generating facilities. Substantially all of the operating employees were involved in the operation of our facilities before they were acquired by Sithe from affiliates of GPU. Furthermore, 386 employees were involved in the operation and support of the Keystone and Conemaugh stations. All of the facilities are staffed by a combination of union and nonunion employees. All union employees are covered by current labor agreements with the relevant unions, and those agreements have varying expiration dates until May 15, 2007. To date, we have not experienced any grievances that we expect to result in a material adverse effect on us.


                                   REGULATION

ENERGY REGULATORY MATTERS

Federal Energy Regulation.

     Federal Power Act. Under the Federal Power Act, the FERC has the exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce by "public utilities." Public utilities that are subject to the FERC's jurisdiction must file rates with the FERC applicable to their wholesale sales or transmission of electricity in interstate commerce. REMA and its subsidiaries that own generating facilities, Reliant Energy New Jersey Holdings, LLC and Reliant Energy Maryland Holdings, LLC, sell power at wholesale and are public utilities under the Federal Power Act. In July 1999 and August 1999, the FERC accepted for filing tariffs for the sale of energy and capacity at wholesale at market-based rates filed by the predecessors of REMA and those two subsidiaries. The FERC also granted the predecessor companies waivers of many of the accounting, recordkeeping and reporting requirements that are imposed on public utilities with cost-based rate schedules. In October 1999, the FERC accepted for filing rate schedules for the sale of some ancillary services at market-based rates filed by such companies. On March 1, 2000, predecessors of REMA and its two subsidiaries that own generating facilities jointly filed with the FERC a notification of the planned acquisition by REPG and the resulting affiliation with Reliant Energy, Incorporated (our current ultimate parent company) as well as revised tariffs reflecting such changes. The FERC accepted the revised tariffs for filing on April 3, 2000, effective March 2, 2000. In May 2000, REMA and its two subsidiaries that own generating facilities filed revised tariffs for the sale of energy, capacity and ancillary services at market-based rates that included regulation service as an additional ancillary service. FERC accepted the revised tariffs for filing on June 2, 2000, effective June 1, 2000.

     The FERC's orders accepting the market-based rate schedules, as is customary with such orders, reserve the right to revoke or limit market-based rate authority if the FERC subsequently determines that REMA or any of its affiliates possess excessive market power. If the FERC were to revoke our market-based rate authority, we would have to file, and obtain the FERC's acceptance of, cost-based rate schedules for all or some of our sales. In addition, the loss of market-based rate authority could subject us to the accounting, recordkeeping and reporting requirements that the FERC imposes on public utilities with cost-based rate schedules.

     The FERC issued Order No. 2000 in December 1999. Order No. 2000, which applies to all FERC jurisdictional transmission providers, describes the FERC's intention to promote the establishment of large regional transmission organizations (RTOs) and sets forth the minimum characteristics and functions of RTOs. Among the basic minimum characteristics are that the RTOs must be independent of market participants and must be of sufficient scope and geographical configuration. Order No. 2000 also encourages RTOs to work with each other to minimize or eliminate "seams" issues between RTOs that operate as barriers to inter-regional transactions. The FERC's goal is to encourage the growth of a robust competitive wholesale market for electricity. Although jurisdictional transmission providers are not required to join RTOs, they are encouraged to do so. Under Order No. 2000, RTOs were to be operational by December 15, 2001. However, because RTO development was in different stages in different regions of the country, the FERC issued an order on November 7, 2001 extending the deadline until it resolves issues relating to geographic scope and governance of qualifying RTOs across the country and issues relating to business and procedural needs. For organizations to accomplish the functions of Order No. 2000, the FERC is taking steps to create business standards and protocols to facilitate RTO formation. However, there can be no assurance that the FERC's goals will be achieved. Also there is considerable resistance in some regions to the formation of RTOs. At least 14 separate organizations, covering the substantial majority of all the FERC jurisdictional transmission providers, are in various stages of organization and have made at least preliminary filings with the FERC.

     Public Utility Holding Company Act. The Public Utility Holding Company Act of 1935, or PUHCA, subjects to regulation as a registered holding company any corporation, partnership or other entity or organized group that owns, controls or has power to vote 10% or more of the outstanding voting securities of a "public utility company" or a company that is a "holding company" of a public utility company, unless an exemption is established or an order is issued by the SEC declaring such company not to be a holding company. Registered holding companies under PUHCA are generally required to limit their operations to a single integrated utility system and to other operations functionally related to the operation of the utility system. In addition, under PUHCA, a public utility company that is a subsidiary of a registered holding company must comply with various financial and organizational regulations, including approval of many of its financing transactions by the SEC. Under the Energy Policy Act of 1992, a company engaged exclusively in the business of owning and/or operating facilities used for the generation of electric energy exclusively for sale at wholesale and selling electric energy at wholesale may be exempted from PUHCA regulation as an "exempt wholesale generator," or EWG. Sithe Pennsylvania Holdings, LLC, Sithe Maryland Holdings, LLC and Sithe New Jersey Holdings, LLC, the predecessors of REMA, Reliant Energy Maryland Holdings, LLC and Reliant Energy New Jersey Holdings, LLC, respectively, received from the FERC determinations of EWG status in 1999. Following both the restructuring by which Reliant Energy Maryland Holdings, LLC and Reliant Energy New Jersey Holdings, LLC became subsidiaries of REMA and the lease transaction, FERC reaffirmed the continued exempt wholesale generator (EWG) status of REMA and its subsidiaries in an order issued in October 2000.

     If, after having received this determination, there is a "material change" in facts that might affect our continued eligibility for EWG status, within 60 days of this material change we must:

     o file with the FERC a written explanation of why the material change does not affect our EWG status,

     o    file with the FERC a new application for EWG status, or

     o    notify the FERC that we no longer wish to maintain EWG status .

     On January 22, 2001, and as amended May 10, 2001, REMA and some of the other companies that hold or lease individual interests in the Keystone station and in the Conemaugh station, and that are also EWGs, filed with FERC separate applications for a redetermination of their status as EWGs, in connection with a transaction related to a new fuel supply for the Keystone station and other lease and real property activities related to the plant sites. The interest owners in the Keystone station have agreed to lease to SynFuel Co. land and the use of some facilities and to provide SynFuel Co. coal, which SynFuel Co. will then convert to synthetic fuel for use at the Keystone station. On June 14, 2001, FERC issued an order approving the SynFuel arrangements and also finding, based in part on the commitments of REMA and the other interest owners that are EWGs to donate the proceeds of certain other commercial lease and real property activities to charity, that REMA's participation in these leasing activities was consistent with its EWG status.

     If we lost our EWG status, we would have to restructure our organization or, with Reliant Energy and its other subsidiaries, risk being subjected to regulation under PUHCA.

     State Regulation. In Pennsylvania, our generation facilities are not subject to rate regulation by the Pennsylvania Public Utility Commission because, under the Pennsylvania Electricity Generation Customer Choice and Competition Act, the generation of electricity is no longer regulated as a utility function. Under this statutory scheme, affiliates of GPU transferred their generation facilities located in Pennsylvania to Sithe Energies and its affiliates through a transaction approved by the Pennsylvania Public Utility Commission in June 1999.

     Similarly, our New Jersey generation facilities are not subject to rate regulation by the New Jersey Board of Public Utilities because, under the New Jersey Electric Discount and Energy Competition Act, New Jersey has determined that electric generation service in New Jersey is a competitive service that is no longer subject to regulation. As in Pennsylvania, our New Jersey generation facilities became unregulated when they were transferred by GPU affiliates to Sithe Energies and its affiliates in a transaction approved by the New Jersey Board, and the facilities continue to be unregulated. Under the New Jersey act, however, the Board may re-regulate the provision of electric generation service in the event the Board concludes that sufficient competition is no longer present.

                              ENVIRONMENTAL MATTERS

GENERAL

     We are subject to a number of federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including the discharge of pollutants into air, water, and soil, the proper handling of solid, hazardous, and toxic materials and waste, noise, and safety and health standards applicable to the workplace. In order to comply with these requirements, we will spend substantial amounts from time to time to construct, modify and retrofit equipment, acquire air emission allowances for operation of our facilities, and to clean up or decommission disposal or fuel storage areas and other locations as necessary. Anticipated environmental expenditures for the period 2002 through 2006 are $85 million.

     If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose on us civil, administrative and/or criminal liabilities as well as seek to curtail our operations. Under some statutes, private parties could also seek to impose upon us civil fines or liabilities for property damage, personal injury and possibly other costs.

AIR EMISSIONS

     As part of the 1990 amendments to the Federal Clean Air Act (Clean Air
Act), requirements and schedules for compliance were developed for attainment of health-based standards. As part of this process, standards for the emission of Nitrogen Oxides (NOx), a product of the combustion process associated with power generation, are being developed or have been finalized. We currently anticipate capital expenditures of approximately $25 million for 2002-2004 period, including the costs associated with our ownership share of Keystone and Conemaugh station. We will purchase NOX allowances, if available, in addition to those that are allocated to our facilities in order to minimize our cost of compliance.

     The Environmental Protection Agency (EPA) has announced its determination to regulate hazardous air pollutants (HAPs) from coal-fired and oil-fired steam electric generating units under Section 112 of the Clean Air Act. The EPA plans to develop maximum achievable control technology (MACT) standards for these types of units. The rulemaking for coal and oil-fired steam electric generating units must be completed by December 2004. Compliance with the rules will be required within three years thereafter. The MACT standards that will be applicable to the units cannot be predicted at this time so the impact on our facilities is uncertain. In addition, a request for reconsideration of the EPA's decision to impose MACT standards has been filed with the EPA. We cannot predict the outcome of the request.

     In 1998, the United States became a signatory to the United Nations Framework Convention on Climate Change (the Kyoto Protocol). The Kyoto Protocol calls for developed nations to reduce their emissions of greenhouse gases. Carbon dioxide, which is a major byproduct of the combustion of fossil fuel, is considered to be a greenhouse gas. If the United States Senate ultimately ratifies the Kyoto Protocol, any resulting limitations on power plant carbon dioxide emissions could have a material adverse impact on all fossil fuel fired facilities, including those belonging to us.

     The EPA is conducting a nationwide investigation regarding the historical compliance of coal-fueled electric generating stations with various permitting requirements of the Clean Air Act. Specifically, the EPA and the United States Department of Justice have initiated formal enforcement actions and litigation against several other utility companies that operate these stations, alleging that these companies modified their facilities without proper pre-construction permit authority. Since June 1998, six of our coal-fired facilities have received requests for information related to work activities conducted at those sites. The EPA has not filed an enforcement action or initiated litigation in connection with these facilities at this time. Nevertheless, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions currently contemplated for the facilities and result in the imposition of penalties.

     In February 2001, the United States Supreme Court upheld a previously adopted EPA ambient air quality standards for fine particulate matter and ozone. While attaining these new standard may ultimately require expenditures for air quality control system upgrades for our facilities, regulations addressing affected sources and required controls are not expected until after 2005. Consequently, it is not possible to determine the impact on our operations at this time.

     Multi-pollutant air emission initiative. On February 14, 2002, the White House announced its "Clear Skies Initiative." The proposal is aimed at long-term reductions of multiple pollutants produced from fossil fuel-fired power plants. Reductions averaging 70% are targeted for Sulfur Dioxide (SO2), NOx, and mercury. In addition, a voluntary program for greenhouse gas emissions is proposed as an alternative to the Kyoto Protocol discussed above. The implementation of the initiative, if approved by the United States Congress, would be a market-based program, modeled after the Acid Rain Program, beginning in 2008 and phased full compliance by 2018. Fossil fuel-fired power plants in the United States would be affected by the adoption of this program, or other legislation currently pending in the United States Congress addressing similar issues. Such programs would require compliance to be achieved by the installation of pollution controls, the purchase of emission allowances or curtailment of operations.

WATER ISSUES

     In July 2000, the EPA issued final rules for the implementation of the Total Maximum Daily Load program of the Clean Water Act (TMDL). The goal of the TMDL rules is to establish, over the next 15 years, the maximum amounts of various pollutants that can be discharged into waterways while keeping those waterways in compliance with water quality standards. The establishment of TMDL values may eventually result in more stringent discharge limits in each facility's discharge permit. Such limits may require our facilities to install additional water treatment, modify operational practices or implement other wastewater control measures. Certain members of the United States Congress have expressed concern to the EPA about the TMDL program and the EPA, in October 2001, extended the effective date of the regulation until April 2003.

     In November 2001, the EPA promulgated rules that impose additional technology based requirements on new cooling water intake structures. Draft rules for existing intake structures have also been issued. It is not known at this time what requirements the final rules for existing intake structures will impose and whether our existing intake structures will require modification as a result of such requirements. The process by which the intake structure rules were written was a contentious one and litigation is expected. Court action in response to this expected litigation could result in unforeseen changes in the requirements.

     A number of efforts are under way within the EPA to evaluate water quality criteria for parameters associated with the byproducts of fossil fuel combustion. These parameters include arsenic, mercury and selenium. Significant changes in these criteria could impact station discharge limits and could require our facilities to install additional water treatment equipment. The impact on us as a result of these initiatives is unknown at this time.

LIABILITY FOR PREEXISTING CONDITIONS AND REMEDIATION

     Under the purchase agreements between Sithe Energies and REPG, we, with a few exceptions, assumed liability for preexisting conditions, including some ongoing remediations at the electric generating stations. Funds for carrying out any identified actions have been included in our planning for future requirements, and we are not currently aware of any environmental condition at any of our facilities that we expect to have a material adverse effect on our financial position, results of operation or cash flows.

     A prior owner of one of our facilities entered into a Consent Order Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) to remediate a coal refuse pile on the property of the facility. We expect the remediation will cost between $10 million and $15 million. Under the acquisition agreements between Sithe Energies and GPU, GPU has agreed to retain responsibility for up to $6 million of environmental liabilities associated with the coal refuse site at this facility. We will be responsible for any amounts in excess of that $6 million. In August 2000 we signed a modified consent order that committed us to complete the remediation work no later than November 2004.

     Under the New Jersey Industrial Site Recovery Act (ISRA), owners and operators of industrial properties are responsible for performing all necessary remediation at the facility prior to closing, or undertaking actions that ensure that the property will be remediated after the closing of a facility and the termination of operations. In connection with the acquisition of our facilities from Sithe Energies, we have agreed to take responsibility for any costs under ISRA relating to the four New Jersey properties we purchased. We estimate that the costs to fulfill our obligations under ISRA will be approximately $10 million. However, these remedial activities are still in the early stages. Following further investigation the scope of the necessary remedial work could increase, and we could, as a result, incur greater costs.

     REMA operates six landfills for the exclusive disposal of solid wastes generated at its coal fired generation facilities in Pennsylvania. Under the PaDEP permitting scheme, those sites have specifically calculated and bonded closure obligations. We expect approximately $16 million to be paid over the next five years.

     As a result of their age, many of our facilities contain significant amounts of asbestos insulation, other asbestos containing materials, as well as lead-based paint. Existing state and federal rules require the proper management and disposal of these potentially toxic materials. We have developed a management plan that includes proper maintenance of existing non-friable asbestos installations, and removal and abatement of asbestos containing materials where necessary because of maintenance, repairs, replacement or damage to the asbestos itself. We have planned for the proper management, abatement and disposal of asbestos and lead-based paint at our facilities in our financial planning.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, owners and operators of facilities from which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances, are liable for:

     o    the costs of responding to that release or threatened release, and

     o    the restoration of natural resources damaged by any such release.

     We are not aware of any liabilities under CERCLA that would have a material adverse effect on us, our financial position, results of operations or cash flows.

ITEM 2.  PROPERTIES

     For information regarding our properties, please read "Our Generating Facilities" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     For a description of certain legal and regulatory proceedings affecting REMA, see "Regulation - Energy Regulatory Matters" and "- Environmental Matters" in Item 1 of this Form 10-K and Note 6 to REMA 10-K Notes, which description is incorporated herein by reference.

RESTATEMENT OF SECOND AND THIRD QUARTER 2001 RESULTS OF OPERATIONS

     On February 5, 2002, Reliant Resources, REMA's indirect parent company, announced that it and REMA were restating earnings for the second and third quarters of 2001. As more fully described in REMA's March 15, 2002 Current Report on Form 8-K, the restatement related to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001, rather than as derivatives with changes in fair value recognized through the income statement. Each structured transaction involved a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003.

     At the time of the public announcement of the intention to restate REMA's reporting of the structured transactions, the Audit Committee of the Board of Directors of Reliant Resources (Audit Committee) instructed Reliant Resources to conduct an internal audit review to determine whether there were any other transactions included in Reliant Resources' asset books as cash flow hedges that failed to meet the cash flow hedge requirements under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. This targeted internal audit review found no other similar transactions.

     The Audit Committee also directed an internal investigation by outside legal counsel of the facts and circumstances leading to the restatement, which investigation has been completed. In connection with the restatement and related investigations, the Audit Committee has met eight times to hear and assess reports from the investigative counsel regarding its investigation and contacts with the Staff of the SEC. To address the issues identified in the investigation process, the Audit Committee and management have begun analyzing and implementing remedial actions, including, among other things, changes in organizational structure and enhancement of internal controls and procedures.

     On April 5, 2002, Reliant Resources was advised that the Staff of the Division of Enforcement of the SEC is conducting an informal inquiry into the facts and circumstances surrounding the restatement. Reliant Resources is cooperating with this inquiry. Before releasing Reliant Resources' 2001 earnings, Reliant Resources received concurrence from the SEC's accounting staff on the accounting treatment of the restatement, which increased REMA's earnings for the two quarters by a total of $34 million. At this time, REMA cannot predict the outcome of the SEC's inquiry.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by Item 4 is omitted pursuant to Instruction I
(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART II

ITEM 5.  MARKET FOR REMA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the 1,000 outstanding shares of REMA's common stock are held by by Reliant Energy Northeast Generation, Inc., an indirect subsidiary of Reliant Resources.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information called for by Item 6 is omitted pursuant to Instruction I
(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

     The following narrative analysis should be read in combination with REMA's financial statements and notes contained in Item 8 of the Form 10-K of REMA.

     REMA is a Delaware limited liability company that owns or leases 21 electric generation facilities in Pennsylvania, New Jersey and Maryland. REMA is an indirect wholly owned subsidiary of REPG which is a wholly owned subsidiary of Reliant Resources.

     In May 2000, REPG purchased the equity in REMA from Sithe for an aggregate purchase price of $2.1 billion. REPG accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to REMA, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventories, specific intangibles related to generating plants, environmental reserves and related deferred taxes. For additional information regarding the acquisition of REMA, see Note 3(a) to the REMA 10-K Notes.

     Until the end of May 2002, we expect to sell a portion of our capacity under transition power sales contracts entered into with affiliates of GPU at the time of Sithe's acquisition of REMA in November 1999 from GPU. During the term of the transition power sales contracts, we will derive revenues from sales of capacity under these contracts, as well as sales into the PJM market and PJM West market of capacity and energy not required to meet the terms of these contracts, sales of ancillary services and sales through bilateral contracts with power marketers and load serving entities within the PJM market and the surrounding markets.

     In August 2000, REMA sold to and leased back from each of three owner-lessors in separate lease transactions REMA's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively. As lessee, REMA leases an interest in each facility from each owner-lessor under a facility lease agreement. As consideration for the sale of REMA's interest in the facilities, REMA received $1.0 billion in cash. REMA used the $1.0 billion of sale proceeds to return capital of $183 million, with the remainder used to reduce affiliate debt. For additional information regarding sale and leaseback transactions, see Note 6(a) to the REMA 10-K Notes.

                 COMBINED AND CONSOLIDATED RESULTS OF OPERATIONS

                                                         FOR THE PERIODS FROM
                                         ----------------------------------------------------------
                                       NOVEMBER 24, 1999 TO   JANUARY 1, 2000 TO     MAY 12, 2000 TO       YEAR ENDED
                                        DECEMBER 31, 1999        MAY 11, 2000       DECEMBER 31, 2000   DECEMBER 31, 2001
                                          (FORMER REMA)         (FORMER REMA)        (CURRENT REMA)      (CURRENT REMA)
                                         ---------------       --------------        --------------      -------------
                                                                      (IN THOUSANDS)
Revenues.............................     $       29,526       $      166,490        $      483,937      $     577,037
Operating Expenses...................             26,616              126,639               275,282            496,530
                                          --------------       --------------        --------------      -------------
Operating Income.....................              2,910               39,851               208,655             80,507
Other Income.........................                 --                   --                    --              2,825
Interest Expense to Affiliate, net...            (12,588)             (46,538)              (73,037)           (88,989)
Interest Income, net.................                 --                   --                 3,034                677
Income Tax (Expense) Benefit.........                 --                   --               (57,436)             4,540
                                         ---------------       --------------        --------------      -------------
  Net Income (Loss)..................    $        (9,678)      $       (6,687)       $       81,216      $        (440)
                                         ===============       ==============        ==============      =============

Twelve months ended December 31, 2001 compared to periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000

     For the year ended December 31, 2001, REMA's net loss was $0.4 million compared to a net loss of $6.7 million and net income $81.2 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000, respectively. Net income decreased in 2001 compared to 2000 primarily due to decreased operating margins (revenues less fuel) and increased operating expenses, partially offset by decreased interest expense to affiliates and decreased depreciation expense.

         REMA's operating margins declined in 2001 compared to 2000 primarily due to a provision against receivables of $3.7 million and non-trading derivative balances of $64.7 million related to Enron Corp. and its affiliates (see Note 11 to REMA 10-K Notes), which filed for voluntary bankruptcy in the fourth quarter of 2001,and lower volume on power sales combined with higher fuel costs in 2001. The $64.7 million provision against non-trading derivative assets is a non-cash provision in 2001. Total operating expenses increased by $94.6 million in 2001 compared to the same period in 2000 primarily due to increased maintenance at the plants, facilities lease expense related to sale-leaseback transactions entered into in August 2000, and administrative and support costs. In 2001, REPG began charging and allocating to REMA certain administrative, accounting, legal, tax and other costs under a support services agreement. Cost allocated to REMA under the support services agreement totaled $54.9 million during 2001. In 2001, Reliant Energy Services, Inc. (Reliant Energy Services), an affiliate of REMA, began charging REMA fees for power and marketing services under a procurement and marketing agreement. Fees charges to REMA under the procurement and marketing agreement totaled $4.7 million in 2001. Such cost and fees charged under the support services agreement and procurement and marketing agreement are subordinated to certain expenses pursuant to the sale-leaseback financing documents, including lease expense (see Notes 9(a) and 9(b) to the REMA 10-K Notes). Depreciation expense declined by $10.1 million in 2001 compared to 2000, primarily as a result of the sale of interests in three of its generating plants in the sale-leaseback transaction in August 2000.

    For 2001, REMA's interest expense, net, primarily related to notes payable to an affiliate, aggregated $88.3 million in 2001 compared to $46.5 million and $70.0 million for the periods from January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000, respectively. The weighted average principal amount of the notes was approximately $980 million during 2001 and $1.26 billion during 2000. Affiliated interest expense is subordinated to certain expenses pursuant to the sale-leaseback financing documents, including lease expense.

     Our federal statutory tax rate is 35%. Our reconciling items from the federal statutory tax rate to the effective tax rate totaled $11.2 million and $2.7 million for 2000 and 2001, respectively. In 2000, these items primarily related to losses not benefited during the period from January 1, 2000 through May 11, 2000 (see Note 1(l) to the REMA 10-K Notes) and state income taxes. In 2001, these items primarily related to state income taxes. In addition, during 2001, the effective state income tax rate was increased due to the apportionment of income between the applicable states.

NEW ACCOUNTING PRONOUNCEMENTS

     Reference is made to Note 1(n) to REMA 10-K Notes, for discussion of new accounting pronouncements that affect REMA.

SEASONALITY OF OUR BUSINESS

     Our revenues are seasonal and are affected by unusual weather conditions. Short-term prices for capacity, energy and ancilliary services in the PJM market and PJM West market are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by increased use of air-conditioning. Cooler than normal summer temperatures may lead to reduced use of air-conditioners. This reduces short-term demand for capacity, energy and ancilliary services and may lead to a reduction in wholesale electric prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in our financial statements. We seek to manage these risk exposures through the implementation of our risk management policies and framework. We seek to manage our exposures through the use of derivative financial instruments and derivative commodity instruments (Energy Derivatives). During the normal course of business, we review our hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation.

     Derivative instruments are instruments, such as futures, forward contracts, swaps or options, that derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives, and instruments that are listed and traded on an exchange.

     Commodity price risk is an inherent component of our electric power generation business because the profitability of our generation assets depends significantly on commodity prices sufficient to create gross margin. Prior to the energy delivery period, we attempt to partially hedge the economics of our electric power facilities by selling power and purchasing equivalent fuel. Some power capacity is held in reserve and sold in the spot market. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to a commodity risk. In this way, more certainty is provided as to the financial contribution associated with the operation of these assets.

    Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which we use to offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk using a sensitivity analysis. The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their December 31, 2001 levels would have decreased the fair value of our Energy Derivatives by $78 million.

    The above analysis of the Energy Derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas and electric power to which the hedges relate. Furthermore, the Energy Derivative portfolio is managed to complement the physical transaction portfolio, thereby reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Energy Derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming:

     o the Energy Derivatives are not closed out in advance of their expected term,

     o the Energy Derivatives continue to function effectively as hedges of the underlying risk, and

     o    as applicable, anticipated underlying transactions settle as expected.

     If any of the above-mentioned assumptions cease to be true, a loss on the derivative instruments may occur, or the options might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first. Energy Derivatives intended as hedges, and which are effective as hedges, may still have some percentage which is not effective.

     For information regarding Reliant Resources risk management structure, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Reliant Resources' 2001 Form 10-K, a copy of which is filed as Exhibit
99.1 and which information, to the extent it relates to REMA is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
                              AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                                    FOR THE PERIODS FROM
                                                         ---------------------------------------------------------------------------
                                                                      FORMER REMA                          CURRENT REMA
                                                         -----------------------------------   -------------------------------------
                                                         NOVEMBER 24, 1999   JANUARY 1, 2000     MAY 12, 2000
                                                                 TO                 TO                TO             YEAR ENDED
                                                         DECEMBER 31, 1999     MAY 11, 2000    DECEMBER 31, 2000  DECEMBER 31, 2001
                                                         -----------------   ---------------   -----------------  -----------------
Revenues, including $29.5 million, $166.5 million,
  $102.0 million and $80.3 million from Affiliate......    $       29,526     $      166,490     $      483,937     $      577,037
Expenses:
  Fuel, including $5.7 million, $37.3 million, $22.2
    million and $76.8 million from Affiliate...........            10,754             53,628            113,230            173,814
  Operation and maintenance............................             7,830             40,372             92,183            151,949
  Facilities lease expense.............................                --                 --             20,875             58,832
  General and administrative...........................             3,190             13,101             11,373             61,422
  Depreciation and amortization........................             4,842             19,538             37,621             50,513
                                                           --------------     --------------     --------------     --------------
    Total Expenses.....................................            26,616            126,639            275,282            496,530
                                                           --------------     --------------     --------------     --------------
Operating Income.......................................             2,910             39,851            208,655             80,507
Other Income...........................................                --                 --                 --              2,825
Interest Expense to Affiliate, net.....................           (12,588)           (46,538)           (73,037)           (88,989)
Interest Income, net...................................                --                 --              3,034                677
                                                           --------------     --------------     --------------     --------------
(Loss) Income Before Income Taxes......................            (9,678)            (6,687)           138,652             (4,980)
Income Tax Expense (Benefit)...........................                --                 --             57,436             (4,540)
                                                           --------------     --------------     --------------     --------------
Net (Loss) Income......................................    $       (9,678)    $       (6,687)    $       81,216     $         (440)
                                                           ==============     ==============     ==============     ==============

        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
                              AND RELATED COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                           CURRENT REMA
                                                                                --------------------------------------
                                                                                DECEMBER 31, 2000   DECEMBER 31, 2001
                                                                                ------------------ -------------------
                                   ASSETS
  Current Assets:
     Cash and cash equivalents...............................................    $       38,107     $      167,717
     Fuel inventories........................................................            29,180             52,059
     Material and supplies inventories.......................................            34,885             36,558
     Prepaid rent............................................................                --             58,831
     Restricted deposits.....................................................            50,000                 --
     Non-trading derivative assets...........................................                --            794,164
     Other current assets....................................................             7,029              2,304
                                                                                 --------------     --------------
          Total current assets...............................................           159,201          1,111,633
  Property, Plant and Equipment, net.........................................           912,923            837,555
  Other Noncurrent Assets:
     Goodwill, net of accumulated amortization of $132 and $221, respectively             7,100              4,561
     Air emissions regulatory allowances and other intangibles, net of
      accumulated amortization of $6,463 and $20,582, respectively...........           154,988            201,763
     Non-trading derivative assets...........................................                --            329,596
     Deferred income taxes, net..............................................             2,346                 --
     Prepaid rent............................................................                --            121,700
     Other noncurrent assets.................................................            24,726             23,847
                                                                                 --------------     --------------
          Total other noncurrent assets......................................           189,160            681,467
                                                                                 --------------     --------------
          Total Assets.......................................................    $    1,261,284     $    2,630,655
                                                                                 ==============     ==============
                    LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities:
     Accounts payable........................................................    $       56,432     $       19,425
     Accounts and notes payable to affiliates, net...........................           105,047            191,702
     Non-trading derivative liabilities......................................                --            642,224
     Accrued payroll.........................................................            10,394              4,993
     Deferred income taxes, net..............................................                --             61,806
     Other current liabilities...............................................            17,727              6,810
                                                                                 --------------     --------------
          Total current liabilities..........................................           189,600            926,960
  Noncurrent Liabilities:
     Accrued environmental liabilities.......................................            35,826             35,600
     Non-trading derivative liabilities......................................                --            197,234
     Deferred income taxes, net..............................................                --             76,175
     Other noncurrent liabilities............................................             5,041              9,302
                                                                                 --------------     --------------
          Total noncurrent liabilities.......................................            40,867            318,311
  Subordinated Notes Payable to Affiliate....................................           838,356          1,024,616
                                                                                 --------------     --------------
          Total liabilities..................................................         1,068,823          2,269,887
                                                                                 --------------     --------------
  Commitments and Contingencies (Note 6)
  Shareholder's Equity:
     Common stock (no par value, 1,000 shares authorized,
          1,000 shares issued and outstanding)...............................                --                 --
     Accumulated other comprehensive income..................................                --             64,955
     Additional paid-in capital .............................................           111,245            215,037
     Retained earnings.......................................................            81,216             80,776
                                                                                 --------------     --------------
          Total shareholder's equity.........................................           192,461            360,768
                                                                                 --------------     --------------
          Total Liabilities and Shareholder's Equity.........................    $    1,261,284     $    2,630,655
                                                                                 ==============     ==============

        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
                              AND RELATED COMPANIES

               STATEMENTS OF COMBINED AND CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                    FOR THE PERIODS FROM
                                                        ---------------------------------------------------------------------------
                                                                    FORMER REMA                          CURRENT REMA
                                                        -----------------------------------  --------------------------------------
                                                         NOVEMBER 24, 1999  JANUARY 1, 2000     MAY 12, 2000
                                                                 TO                TO                TO               YEAR ENDED
                                                         DECEMBER 31, 1999    MAY 11, 2000    DECEMBER 31, 2000   DECEMBER 31, 2001
                                                        ------------------- ---------------  ------------------  -------------------
Cash Flows from Operating Activities:
  Net (loss) income....................................  $       (9,678)    $       (6,687)    $       81,216      $         (440)
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operations:
    Depreciation and amortization......................           4,842             19,538             37,621              50,513
    Deferred income taxes..............................              --                 --              2,258              19,991
      Net non-trading derivative assets and liabilities              --                 --                 --                (135)
    Changes in assets and liabilities:
    Inventories........................................           1,410             (1,107)            (8,845)            (24,121)
    Prepaid lease obligation...........................              --                 --                 --            (180,531)
    Other assets.......................................            (421)           (30,668)           (76,301)             40,016
    Accounts payable...................................          10,244              4,114             66,316             (37,007)
    Accounts payable to affiliates, net................              --                 --            115,895              99,248
    Other liabilities..................................          (5,367)               848            (12,358)            (11,626)
                                                         --------------     --------------     --------------      --------------
      Net cash provided by (used in) operating
        activities.....................................           1,030            (13,962)           205,802             (44,092)
                                                         --------------     --------------     --------------      --------------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired..........      (1,629,921)                --         (2,097,601)                 --
  Proceeds from sale-leaseback transactions............              --                 --          1,000,000                  --
  Proceeds from sale of development companies..........              --                 --              8,041                  --
  Capital expenditures.................................          (4,421)                --             (3,048)            (12,558)
                                                         --------------     --------------     --------------      --------------
      Net cash used in investing activities............      (1,634,342)                --         (1,092,608)            (12,558)
                                                         --------------     --------------     --------------      --------------
Cash Flows from Financing Activities:
  Proceeds from note payable to affiliate..............       1,575,312                 --          1,636,356             188,881
  Payments on note payable to affiliate................              --                 --           (798,000)             (2,621)
  Capital contributions................................          54,609                 --            294,244                  --
  Return of capital....................................              --                 --           (183,000)                 --
  Lease financing costs................................              --                 --            (24,687)                 --
  Net change in payables to affiliates.................           3,961             14,415                 --                  --
                                                         --------------     --------------     --------------      --------------
      Net cash provided by financing activities........       1,633,882             14,415            924,913             186,260
                                                         --------------     --------------     --------------      --------------
Net Change in Cash and Cash Equivalents................             570                453             38,107             129,610
Cash and Cash Equivalents, Beginning of Period.........              --                570                 --              38,107
                                                         --------------     --------------     --------------      --------------
Cash and Cash Equivalents, End of Period...............  $          570     $        1,023     $       38,107      $      167,717
                                                         ==============     ==============     ==============      ==============
Supplemental Cash Flow Information:
   Cash Payments:
      Interest to affiliate............................  $       12,588     $       46,519     $           --      $           --
      Income taxes.....................................              --                 --                 --              51,866

        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
                              AND RELATED COMPANIES

                     STATEMENTS OF COMBINED AND CONSOLIDATED
                        MEMBER'S AND SHAREHOLDER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                        ACCUMULATED   TOTAL MEMBER'S
                                                           ADDITIONAL      RETAINED        OTHER           AND
                                               COMMON       PAID-IN       (DEFICIT)    COMPREHENSIVE   SHAREHOLDER'S  COMPREHENSIVE
                                               STOCK        CAPITAL        EARNINGS    INCOME (LOSS)     EQUITY       (LOSS)INCOME
                                             -----------   ----------     ---------    -------------  --------------  ------------
FORMER REMA:
Balance at November 24, 1999................ $        --   $       --     $      --                   $        --
  Net loss..................................                                 (9,678)                       (9,678)    $    (9,678)
                                                                                                                      ===========
  Capital contributions.....................                   54,609                                      54,609
                                             -----------   ----------     ---------    -----------    -----------
Balance at December 31, 1999................          --       54,609        (9,678)                       44,931
  Net loss..................................                                 (6,687)                       (6,687)   $    (6,687)
                                             -----------   ----------     ---------    -----------    -----------    ===========
Balance at May 11, 2000.....................          --       54,609       (16,365)                       38,244

================================================================================================================================
CURRENT REMA:
  Elimination of Former REMA balances.......                  (54,609)       16,365                       (38,244)
  Net income................................                                 81,216                        81,216    $    81,216
                                                                                                                     ===========
  Capital contributions.....................                  294,245                                     294,245
  Return of capital.........................                 (183,000)                                   (183,000)
                                             -----------   ----------     ---------    -----------    -----------
Balance at December 31, 2000................          --      111,245        81,216                       192,461
                                             -----------   ----------     ---------    -----------    -----------
  Net loss..................................                                   (440)                         (440)   $      (440)
  Contribution of net non-trading
    derivative assets, net of tax of $75
    million.................................                  103,359                                     103,359
  Other capital contributions...............                      433                                         433
  Cumulative effect of adoption of SFAS No.
    133, net of tax of $41 million..........                                           $   (73,643)       (73,643)       (73,643)
  Deferred gain from cash flow hedges, net
    of tax of $95 million...................                                               151,655        151,655        151,655
  Reclassification of net deferred gain
    from cash flow hedges into net loss,
    net of tax of $9 million................                                               (13,057)       (13,057)       (13,057)
                                                                                                                     -----------
  Comprehensive income......................                                                                         $    64,515
                                             -----------   ----------     ---------    -----------    -----------    ===========
Balance at December 31, 2001................ $        --   $  215,037     $  80,776    $    64,955    $   360,768
                                             ===========   ==========     =========    ===========    ===========

        See Notes to the Combined and Consolidated Financial Statements.

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
                              AND RELATED COMPANIES

             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Reliant Energy Mid-Atlantic Power Holdings, LLC -- Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings, LLC) and related companies which include the affiliates and subsidiaries listed below (collectively, REMA), were indirect wholly owned subsidiaries of Sithe Energies, Inc. (Sithe) as of December 31, 1999 (see Note 3). REMA acquired its generating stations and various related assets (including the capital stock of Sithe Mid-Atlantic Power Services, Inc.) from the operating subsidiaries of GPU, Inc.
(GPU), a utility holding company, on November 24, 1999. REMA was formed as follows:

                                                                                 RELATION TO
                                                                               RELIANT ENERGY
                                                                             MID-ATLANTIC POWER
                                                                              HOLDINGS, LLC AT
                                                        FORMATION DATE        DECEMBER 31, 1999
                                                     ---------------------- ----------------------
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

     In May 2000, Sithe, through an indirect wholly owned subsidiary, sold all of its equity interests in REMA to an indirect wholly owned subsidiary of Reliant Energy Power Generation, Inc. (REPG). REPG is a wholly owned subsidiary of Reliant Resources, Inc. (Reliant Resources), which is in turn an indirect subsidiary of Reliant Energy, Incorporated (Reliant Energy) (see Note 3). Following this transaction, REMA changed its name and the names of its operating and developmental entities. Sithe Pennsylvania Holdings, LLC was renamed Reliant Energy Mid-Atlantic Power Holdings, LLC. In all other cases, the names were changed such that "Sithe" was replaced with "Reliant Energy."

    REMA owns or leases interests in 21 electric generation plants in Pennsylvania, New Jersey and Maryland with an annual average net generating capacity of approximately 4,262 megawatts (MW).

     (b) Basis of Presentation and Principles of Combination -- These financial statements present the results of operations for the periods from November 24, 1999 (the date that REMA acquired the generation assets from GPU) to December 31, 1999, January 1, 2000 to May 11, 2000 (the date that REPG acquired REMA) and May 12, 2000 to December 31, 2000 and the year ended December 31, 2001. Within these financial statements, "Current REMA" and "Former REMA" refer to REMA after and before, respectively, the acquisition from Sithe Energies and one of its subsidiaries by REPG. As a result of the restructuring (see Note 3(b)), Current REMA financial statements are presented on a consolidated basis, whereas Former REMA financial statements are presented on a combined basis. There are no separate financial statements available with regard to the facilities of REMA prior to the acquisition because their operations were fully integrated with, and their results of operations were consolidated into, the former owners of the facilities of REMA. In addition, the electric output of the facilities was sold based on rates set by regulatory authorities. As a result and because electricity rates will now be set by the operation of market forces, the historical financial data with respect to the facilities of REMA prior to November 24, 1999 is not meaningful or indicative of REMA's future results. REMA's results of operations in the future will depend primarily on revenues from the sale of energy, capacity and ancillary services, and the level of its operating expenses.

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

     (c) Reclassification and Use of Estimates -- Some amounts from the previous years have been reclassified to conform to the 2001 presentation of financial statements. These reclassifications do not affect earnings.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (d) Market Risk and Uncertainties -- REMA is subject to risks associated with price movements of energy commodities, credit risk associated with its hedging activities, supply and price of fuel and electricity, effects of competition, operation of deregulating power markets, seasonal weather patterns, technological obsolescence and the regulatory environment within the United States.

     (e) Revenue Recognition -- Revenues include energy, capacity and ancillary service sales. Current REMA's power and services, excluding capacity, were sold at market-based prices through a related party and indirect subsidiary of Reliant Resources, Reliant Energy Services, Inc. (Reliant Energy Services). Reliant Energy Services acted as agent on behalf of REMA on most market-based sales. REMA's capacity was also sold pursuant to a transition power purchase agreement with GPU. The transition power purchase agreement extends through May 31, 2002. Sales not billed by month-end are accrued based upon estimated energy or services delivered.

     The gains and losses related to financial instruments and contractual commitments qualifying and designated as hedges related to the sale of electric power and purchase of fuel are recognized in the same period as the settlement of the underlying physical transaction. These realized gains and losses are included in operating revenues and operating expenses in the statements of consolidated operations. For additional discussion, see Note 2.

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

     (h) Fair Values of Financial Instruments -- The recorded amounts for financial instruments such as cash and cash equivalents and accounts payable approximate fair value.

     (i) Property, Plant and Equipment -- Property, plant and equipment are stated at cost or valuation. Depreciation is computed using the straight-line method over the estimated useful lives commencing when assets, or major components thereof, are either placed in service or acquired, as appropriate (see Note 4). REMA expenses all repair and maintenance costs as incurred.

     (j) Intangible Assets -- Historically, cost in excess of fair value of net assets acquired (goodwill) is amortized on a straight-line basis over the estimated useful life of 35 years. See Note 1(n) for additional information regarding goodwill and the related amortization periods. Through May 11, 2000 goodwill was amortized on a straight-line basis over the estimated useful life of 40 years. Goodwill amortization expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and year ended December 31, 2001, was $481,000, $1,660,000,
$132,000 and $89,000, respectively.

     Other intangible assets consist primarily of air emissions regulatory allowances that have already been issued to REMA and allowances that REMA is entitled to be allocated during the remaining useful lives of the plants and other specific intangibles which relate to water rights and permits. Air emissions regulatory allowances are amortized on a unit-of-production basis as utilized. The amortization of the specific intangibles related to water rights and permits will be amortized over the estimated life of the related facility of 35 years. Amortization expense recognized in the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and year ended December 31, 2001 related to other intangible assets was $209,000, $2,473,000, $6,463,000 and $14,119,000, respectively.

     (k) Impairment of Long-Lived Assets -- REMA periodically evaluates long-lived assets, including property, plant and equipment, goodwill and other intangible assets, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has been incurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated. For discussion of goodwill impairment analysis in 2002, see Note 1(n).

     (1) Income Taxes -- In connection with the acquisition, REMA entered into a tax sharing agreement with Reliant Energy, whereby REMA calculates its income tax provision on a separate return basis. REMA uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. REMA's current federal and some state income taxes are payable to and receivable from Reliant Energy. For additional information regarding income taxes, see Note 8.

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

     (m) Environmental Costs -- REMA expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. REMA expenses amounts that relate to an existing condition caused by past operations, and that do not have future economic benefit. REMA records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

     (n) Changes in Accounting Principles and New Accounting Pronouncements.

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the SEC on December 3, 1999. SAB No. 101 summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. REMA's combined and consolidated financial statements reflect the accounting principles provided in SAB No. 101.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. REMA adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on REMA's historical results of operations or financial position. On January 1, 2002, REMA discontinued amortizing goodwill into the results of operations pursuant to SFAS No. 142. REMA recognized $89,000 of goodwill amortization expense during the year ended December 31, 2001. REMA is in the process of determining further effects of adoption of SFAS No. 142 on its Combined and Consolidated Financial Statements, including the review of goodwill and certain intangibles for impairment. REMA anticipates finalizing its review of goodwill and certain intangibles during 2002. REMA does not believe impairments and certain intangibles of goodwill, if any, will have a material impact on REMA's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. REMA plans to adopt SFAS No. 143 on January 1, 2003, and is in the process of determining the effect of adoption on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is not expected to materially change the methods used by REMA to measure impairment losses on long-lived assets. REMA adopted SFAS No. 144 on January 1, 2002.

     See Note 2 for REMA's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance.

2.   DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, REMA adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. If certain conditions are met, an entity may designate a derivative instrument as hedging (a) the exposure to changes in the fair value of an asset or liability (Fair Value Hedge), (b) the exposure to variability in expected future cash flows (Cash Flow Hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs.

     Adoption of SFAS No. 133 on January 1, 2001, resulted in no cumulative after-tax change in net income and a cumulative after-tax increase in accumulated other comprehensive loss of $73.6 million. The adoption also increased current assets, noncurrent assets, current liabilities and noncurrent liabilities by $85.1 million, $9.0 million, $155.2 million and $12.5 million, respectively, in REMA's Consolidated Balance Sheet. During the year ended December 31, 2001, $70.4 million of the initial after-tax transition adjustment recognized in other comprehensive income was reclassified to net loss.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on REMA's results of operations. Certain criteria of this previously approved guidance were revised in October and December 2001 and will become effective on April 1, 2002. REMA is currently in the process of determining the effect of adoption of the revised guidance.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance is April 1, 2002, and REMA is currently assessing the impact of this cleared issue and does not believe it will have a material impact on REMA's consolidated financial statements.

     REMA is exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in REMA's consolidated financial statements. REMA utilizes derivative instruments such as futures, physical forward contracts, swaps and options (Energy Derivatives) to mitigate the impact of changes in electricity and fuel prices on its operating results and cash flows.

     Energy Derivatives primarily used by REMA are described below:

     o Futures contracts are exchange-traded standardized commitments to purchase or sell an energy commodity or financial instrument, or to make a cash settlement, at a specific price and future date.

     o Physical forward contracts are commitments to purchase or sell energy commodities in the future.

     o Swap agreements require payments to or from counterparties based upon the differential between a fixed price and variable index price (fixed price swap) or two variable index prices (variable price swap) for a predetermined contractual notional amount. The respective index may be an exchange quotation or an industry pricing publication.

     o Option contracts convey the right to buy or sell an energy commodity or a financial instrument at a predetermined price or settlement of the differential between a fixed price and a variable index price or two variable index prices.

     Cash Flow Hedges. To reduce the risk from market fluctuations in revenues and the resulting cash flows derived from the sale of electric power, REMA may enter into Energy Derivatives in order to hedge some expected purchases of electric power, natural gas and other commodities and sales of electric power (Non-trading Energy Derivatives). The Non-trading Energy Derivative portfolios are managed to complement the physical transaction portfolio, reducing overall risks within authorized limits.

     REMA applies hedge accounting for its Non-trading Energy Derivatives utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% to 120% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as Cash Flow Hedges was a gain of $1 million. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, REMA realizes in net income the deferred gains and losses recognized in accumulated other comprehensive income. During 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of Cash Flow Hedges because it was no longer probable that the forecasted transaction would occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income is reclassified and included in REMA's Statements of Consolidated Operations under the captions (a) fuel expenses, in the case of natural gas transactions and (b) revenues, in the case of electric power sales transactions. Cash flows resulting from these transactions in Non-trading Energy Derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2001, REMA's current non-trading-derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income were expected to be reclassified into net income during the next twelve months.

     The maximum length of time REMA is hedging its exposure to the variability in future cash flows for forecasted transactions is eleven years.

     Other Derivatives. During 2001, Reliant Resources contributed $337 million of non-trading derivative assets and $159 million of non-trading derivative liabilities to REMA as a result of four structured transactions involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in

2002 or 2003. During 2001, $54 million of non-trading derivative liabilities were settled related to these transactions. The change in fair value of these derivative assets and liabilities must be recorded in the statement of operations each reporting period. REMA recognized a change in fair value of $8 million for the non-trading derivative assets related to these transactions resulting in a net pre-tax tax unrealized gain of $8 million in 2001. Therefore, as of December 31, 2001, REMA has recognized $345 million of non-trading derivative assets and $105 million of non-trading derivative liabilities related to these transactions.

     Credit Risk. In addition to the risk associated with price movements, credit risk is also inherent in REMA's hedging activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. REMA has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each contract.

     The following table shows the composition of the non-trading derivative assets as of December 31, 2001.

                                                                                      INVESTMENT
NON-TRADING DERIVATIVE ASSETS                                                        GRADE (1)(2)         TOTAL
----------------------------------------------------------------------------------  --------------    -------------
                                                                                             (IN MILLIONS)
Energy marketers..................................................................    $     643.8       $    708.6
Financial institutions............................................................           24.5             24.5
Gas and electric utilities........................................................          373.6            373.6
Oil and gas producers.............................................................             --              9.8
Commercial and industrials........................................................           13.4             14.6
Others............................................................................            0.4              0.4
                                                                                      -----------       ----------
    Total.........................................................................    $   1,055.7          1,131.5
                                                                                      ===========
Credit and other reserves.........................................................                            (7.7)
                                                                                                        ----------
Non-trading derivative assets (3).................................................                      $  1,123.8
                                                                                                        ==========

----------
(1) "Investment Grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (such as parent company guarantees) and collateral, which encompass cash and standby letters of credit.
(2) For unrated counterparties, REMA performs financial statement analysis, considering contractual rights and restrictions, and collateral, to create a synthetic credit rating.
(3) As of December 31, 2001, REMA had credit risk exposure to three investment-grade counterparties and one non-investment grade counterparty that represented greater than 5% of non-trading derivatives, on a net contractual basis.

     GENERAL POLICY. Reliant Resources has established a Risk Oversight Committee comprised of corporate and business segment officers that oversees all commodity price and credit risk activities, including REMA's hedging activities.

3.   BUSINESS ACQUISITIONS

(a)  Acquisition by REPG

     On May 12, 2000, REPG purchased the equity in REMA for an aggregate purchase price of $2.1 billion. Included within this purchase transaction were transition power purchase agreements, including the capacity transition contract with GPU described in Note 1(e). In 2002, REPG made an $8 million payment to the prior owner for post closing adjustments which resulted in an adjustment to purchase price. REPG accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to REMA, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, specific intangibles, material and supplies inventories, environmental reserves and related deferred taxes. The air emissions regulatory allowances of $153 million are being amortized on a units-of-production basis as utilized. The specific intangibles which relate to water rights and permits of $43 million will be amortized over the estimated life of the related facility of 35 years. In addition, a valuation allowance for materials and supplies inventories of $17 million was established. The excess of the purchase price over the fair value of the net assets acquired of approximately $5 million was recorded as goodwill and was historically amortized over 35 years. See Note 1(j). REMA has liabilities associated with six ash disposal sites and six site investigations and environmental remediations. REMA has recorded its estimate of these environmental liabilities in the amount of $36 million as of December 31, 2001. REMA finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000.

     The net purchase price of REMA was allocated and the fair value adjustments to Sithe's book value were as follows:

                                                                 PURCHASE PRICE        FAIR VALUE
                                                                   ALLOCATION         ADJUSTMENTS
                                                                --------------------------------------
                                                                            (IN MILLIONS)
Current assets................................................    $           85     $          (27)
Property, plant and equipment.................................             1,898                627
Goodwill......................................................                 5               (146)
Other intangibles.............................................               196                 33
Other assets..................................................                 3                 (5)
Current liabilities...........................................               (50)               (13)
Other liabilities.............................................               (39)               (15)
                                                                  --------------     --------------
                                                                  $        2,098     $          454
                                                                  ==============     ==============

     In August 2000, REMA sold to and leased back from each of three owner-lessors in separate lease transactions REMA's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively. As lessee, REMA leases an interest in each facility from each owner-lessor under a leveraged facility lease agreement. As consideration for the sale of REMA's interest in the facilities, REMA received $1.0 billion in cash. REMA used the $1.0 billion of sale proceeds to return capital of $183 million, with the remainder used to reduce affiliate debt.

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

                                                               FOR THE PERIODS FROM
                                ------------------------------------------------------------------------------------
                                   NOVEMBER 24, 1999 TO         JANUARY 1, 2000 TO            MAY 12, 2000 TO
                                    DECEMBER 31, 1999              MAY 11, 2000              DECEMBER 31, 2000
                                --------------------------- ---------------------------- ---------------------------
                                   ACTUAL      PRO FORMA       ACTUAL       PRO FORMA      ACTUAL       PRO FORMA
                                ------------- ------------- ------------- -------------- ----------- ---------------
                                                                   (IN MILLIONS)
Revenues.......................  $     29.5    $     29.5    $    166.5    $    166.5    $    483.9    $    483.9
Net (loss) income..............        (9.7)        (10.2)         (6.7)        (19.7)         81.2          73.0

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

     As of December 31, 1999, the Conemaugh and Keystone generating stations (Conemaugh and Keystone, respectively) were each owned as a tenancy in common among their co-owners, with each owner retaining its undivided ownership interest in the generating units and the electrical output from those units. In August 2000, REMA sold to and leased back its respective 16.45% and 16.67% interest in Conemaugh and Keystone, respectively. See Notes 3(a) and 6(a). Reliant Energy Northeast Management Company, a subsidiary of REMA, operates and manages Conemaugh and Keystone under separate operating agreements that the owners of Conemaugh and Keystone have elected to terminate effective December 31, 2002. The owners of each station have not yet decided on the operating arrangements for such stations for the period beginning on January 1, 2003.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                                          DECEMBER 31,

                                                           ESTIMATED USEFUL     ---------------------------------
                                                            LIVES (YEARS)            2000                2001
                                                          -------------------   --------------     --------------
Electric generation facilities..........................        10 - 30         $      892,091     $      840,898
Building and building improvements......................        10 - 32                  9,118              9,118
Land and land improvements..............................          --                    31,665             31,155
Assets under construction...............................          --                     3,971             16,022
                                                          -------------------   --------------     --------------
  Total.................................................                               936,845            897,193
Accumulated depreciation................................                               (23,922)           (59,638)
                                                                                --------------     --------------
  Property, plant and equipment, net....................                        $      912,923     $      837,555
                                                                                ==============     ==============

     Depreciation expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and
for the year ended December 31, 2001 was $4.2 million, $15.4 million, $31.0 million and $36.3 million, respectively.

5.   LONG-TERM NOTES PAYABLE TO AFFILIATE AND LETTER OF CREDIT FACILITY

     In connection with Sithe's acquisition of its generating assets from GPU, REMA executed and issued approximately $1.6 billion of demand notes payable to Sithe Northeast Generating Company, Inc. (an indirect wholly owned subsidiary of Sithe) due August 20, 2001. In connection with the acquisition of REMA in May 2000, Sithe Northeast Generating Company, Inc. sold these notes to an indirect wholly owned subsidiary of REPG. The original notes were subsequently cancelled and new notes issued (New Notes), which are due January 1, 2029. As of December 31, 2000 and 2001, REMA had $838 million of New Notes outstanding. The New Notes accrue interest at a fixed rate of 9.4% per annum. Payments under this indebtedness are subordinate to REMA's lease obligations.

     In January 2001, REMA borrowed from Reliant Energy Northeast Holdings, Inc.
(RENH) approximately $83 million. The borrowing matures on January 1, 2029, bears interest at a fixed rate of 9.4% and is unsecured. Repayment of the borrowing is subordinated to REMA's lease obligations as required by the lease documents. At December 31, 2001, $81 million of borrowings were outstanding under this note.

    In July 2001, REMA borrowed an additional $106 million from RENH. The borrowing matures on July 1, 2029, bears interest at a fixed rate of 9.4% and is unsecured. Repayment of the borrowing is subordinated to REMA's lease obligations as required by the lease documents. At December 31, 2001, $106 million of borrowings were outstanding under this note.

     REMA's lease obligations are currently supported by three letters of credit issued under three separate letter of credit facilities. See Note 6(a). The letter of credit facilities expire in August 2003. The amounts available to be drawn under the letters of credit fluctuate to satisfy the lease terms.
At December 31, 2001, a total of $73 million was available to be drawn under the three letters of credit. Under the letter of credit facilities, REMA pays a fee equal to 1% of the total amount available to be drawn under the letters of credit. Any draws under the letters of credit become loans and bear interest at
(a)(i) the higher of (A) the Federal funds rate plus .5% or (B) the Prime Rate plus (ii) a margin or (b) the London inter-bank offered rate plus a margin, at the option of REMA. As of December 31, 2002, there were no outstanding loans under the letter of credit facilities.

6.   COMMITMENTS AND CONTINGENCIES

     (a) Lease Financing -- In August 2000, REMA sold to and leased back from each of three owner lessors in separate lease transactions REMA's respective 16.45%, 16.67% and 100% interest in the Conemaugh, Keystone and Shawville generating stations. As lessee, REMA leases an interest in each facility from each owner lessor under a leveraged facility lease agreement. The lease documents contain restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. The covenant restricting dividends would be suspended if the direct or indirect parent of REMA, meeting specified criteria, including having a rating on REMA's long-term unsecured senior debt of at least BBB from Standard and Poor's and Baa2 from Moody's, guarantees the lease obligations. Additionally, under the terms of the lease agreements, REMA was required to maintain $50 million in restricted deposits until January 2, 2001. As consideration for the sale of REMA's interest in each of the facilities, REMA received $1.0 billion in cash. These proceeds were utilized to return capital of $183 million, with the remainder used to reduce affiliate debt. In connection with the lease transactions, REMA entered into working capital facilities with affiliates in the aggregate amount of $150 million (see Notes 9(d) and 9(e)). REMA will make lease payments through 2029. The terms of leases for the Conemaugh, Keystone and Shawville generating stations expire in 2034, 2034 and 2026, respectively.

     The following table sets forth REMA's obligation under these long-term operating leases (in millions):

     2002........................................    $      136
     2003........................................            77
     2004........................................            84
     2005........................................            75
     2006........................................            64
     2007 and beyond.............................         1,124
                                                     ----------
                                                     $    1,560
                                                     ==========

     There was no operating lease expense for the periods November 24, 1999 to December 31, 1999 and January 1, 2000 to May 11, 2000. Operating lease expense was $20.9 million and $58.8 million for the period May 12, 2000 to December 31, 2000 and year ended December 31, 2001, respectively.

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

Reliant Energy Mid-Atlantic Power Holdings LLC and Related Companies Condensed Consolidating Statement of Income
For the Year Ended December 31, 2000
(Thousands of Dollars)

                                                                       GUARANTOR
                                                          REMA        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     --------------- --------------- --------------- ---------------
Revenues...........................................   $    542,528    $    107,899    $         --    $    650,427
Expenses:
Fuel, operation, maintenance and lease expenses....        273,456          46,832              --         320,288
General and administrative.........................         21,154           3,320              --          24,474
Depreciation and amortization......................         46,304          10,855              --          57,159
                                                      ------------    ------------    ------------    ------------
Total Expenses.....................................        340,914          61,007              --         401,921
Operating Income...................................        201,614          46,892              --         248,506
Equity in Earnings of Consolidated Subsidiaries....         22,334              --         (22,334)             --
Interest Expense to Affiliate, net.................       (110,799)         (8,776)             --        (119,575)
Interest Income....................................          3,034              --              --           3,034
                                                      ------------    ------------    ------------    ------------
Net Income Before Taxes............................        116,183          38,116         (22,334)        131,965
Income Tax Expense.................................         41,654          15,782              --          57,436
                                                      ------------    ------------    ------------    ------------
Net Income.........................................   $     74,529    $     22,334    $    (22,334)   $     74,529
                                                      ============    ============    ============    ============

Reliant Energy Mid-Atlantic Power Holdings LLC and Related Companies Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2001
(Thousands of Dollars)

                                                                       GUARANTOR
                                                          REMA        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     --------------- --------------- --------------- ---------------
Revenues...........................................   $    461,962    $    115,075    $         --    $    577,037
Expenses:
Fuel, operation, maintenance and lease expenses....        300,866          83,729              --         384,595
General and administrative.........................         52,818           8,604              --          61,422
Depreciation and amortization......................         37,085          13,428              --          50,513
                                                      ------------    ------------    ------------    ------------
Total Expenses.....................................        390,769         105,761              --         496,530
Operating Income...................................         71,193           9,314              --          80,507
Equity in Earnings of Consolidated Subsidiaries....          5,106              --          (5,106)             --
Other Income.......................................          2,825              --                           2,825
Interest Expense to Affiliate, net.................        (88,923)            (66)             --         (88,989)
Interest Income, net...............................            677              --              --             677
                                                      ------------    ------------    ------------    ------------
(Loss) Income Before Taxes.........................         (9,122)          9,248          (5,106)         (4,980)
Income Tax  (Benefit) Expense......................         (8,682)          4,142              --          (4,540)
                                                      ------------    ------------    ------------    ------------
Net (Loss) Income..................................   $       (440)   $      5,106    $     (5,106)   $       (440)
                                                      ============    ============    ============    ============

Reliant Energy Mid-Atlantic Power Holdings LLC and Related Companies Condensed Consolidating Balance Sheet
December 31, 2000
(Thousands of Dollars)

                                                                        GUARANTOR
                                                           REMA        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                        ----------     ------------     ------------    ------------
Current Assets ...................................      $  121,096      $  132,630      $  (94,525)      $  159,201
Property, Plant and Equipment, net ...............         590,699         322,224            --            912,923
Other Noncurrent Assets ..........................         540,616          17,182        (368,638)         189,160
                                                        ----------      ----------      ----------       ----------
  Total Assets ...................................      $1,252,411      $  472,036      $ (463,163)      $1,261,284
                                                        ==========      ==========      ==========       ==========

Current Liabilities ..............................      $  194,477      $   89,648      $  (94,525)      $  189,600
Noncurrent Liabilities ...........................          27,117          13,750            --             40,867
Subordinated Note Payable to Affiliate ...........         838,356            --              --            838,356
Shareholder's and Member's Equity ................         192,461         368,638        (368,638)         192,461
                                                        ----------      ----------      ----------       ----------
  Total Liabilities and Shareholder's and
    Member's Equity...............................      $1,252,411      $  472,036      $ (463,163)      $1,261,284
                                                        ==========      ==========      ==========       ==========


Reliant Energy Mid-Atlantic Power Holdings LLC and Related Companies Condensed Consolidating Balance Sheet
December 31, 2001
(Thousands of Dollars)

                                                                        GUARANTOR
                                                           REMA        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                        ----------     ------------     ------------    ------------
Current Assets ...................................      $  988,381      $  199,899      $  (76,647)      $1,111,633
Property, Plant and Equipment, net ...............         527,522         310,033            --            837,555
Other Noncurrent Assets ..........................       1,040,246          14,965        (373,744)         681,467
                                                        ----------      ----------      ----------       ----------
  Total Assets ...................................      $2,556,149      $  524,897      $ (450,391)      $2,630,655
                                                        ==========      ==========      ==========       ==========

Current Liabilities ..............................      $  871,240      $  132,367      $  (76,647)      $  926,960
Noncurrent Liabilities ...........................         299,525          18,786            --            318,311
Subordinated Notes Payable to Affiliate ..........       1,024,616            --              --          1,024,616
Shareholder's and Member's Equity ................         360,768         373,744        (373,744)         360,768
                                                        ----------      ----------      ----------       ----------
  Total Liabilities and Shareholder's and
    Member's Equity                                     $2,556,149      $  524,897      $ (450,391)      $2,630,655
                                                        ==========      ==========      ==========       ==========

     (b) Other Operating Leases -- REMA leases some equipment and vehicles under noncancelable operating leases extending through 2007. Future minimum rentals under lease agreements are as follows (in thousands):

         2002..............................................    $    290.4
         2003..............................................         133.3
         2004..............................................          91.0
         2005..............................................          74.2
         2006..............................................           3.5
         2007..............................................           3.5
                                                               ----------
                   Total...................................    $    595.9
                                                               ==========

     Rent expense incurred under other operating leases aggregated approximately $35,000, $187,000, $346,000 and $363,000 for the periods November 24, 1999 to
December 31, 1999, January 1, 2000 to May 11, 2000, May 12, 2000 to December 31, 2000 and year ended December 31, 2001, respectively.

     (c) Environmental -- Under the agreement to acquire REMA's generating assets from GPU, liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to plant closing were assumed, except for the first $6 million of remediation costs at the Seward Station.

GPU retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. REMA has recorded its estimate of these environmental liabilities in the amount of $35.8 million and $35.6 million, as of December 31, 2000 and 2001, respectively. REMA expects approximately $16.0 million will be paid over the next five years.

     (d) Fuel Supply and Transportation Agreements -- REMA is a party to several fuel supply contracts and commodity transportation contracts that have various quantity requirements and durations that are not classified as non-trading derivatives assets and liabilities in REMA's Consolidated Balance Sheet as of December 31, 2001 as these contracts meet the SFAS No. 133 exception to be classified as "normal purchases contracts" (see Note 2) or do not meet the definition of a derivative. The maximum duration under any individual fuel supply contract and transportation contract is 18 years and 20 years, respectively. Minimum payment obligations under these agreements are as follows, as of December 31, 2001 (in millions):

                                                                     FUEL              TRANSPORTATION
                                                                 COMMITMENTS            COMMITMENTS
                                                                 -----------           --------------
2002..........................................................    $  104.5               $   12.2
2003..........................................................        39.0                   27.4
2004..........................................................        45.1                   27.4
2005..........................................................        45.1                   27.4
2006..........................................................        45.1                   27.4
                                                                  --------               --------
          Total...............................................    $  278.8               $  121.8
                                                                  ========               ========

     (e) Other -- REMA is party to various legal proceedings that arise from time to time in the ordinary course of business. While REMA cannot predict the outcome of these proceedings, REMA does not expect these matters to have a material adverse effect on REMA's financial position, results of operations or cash flows.

7.   EMPLOYEE BENEFIT PLANS AND OTHER EMPLOYEE MATTERS

     (a) Pension -- In connection with REPG's acquisition of REMA, REMA's non-union employees began participation in Reliant Energy's noncontributory cash balance pension plan. Effective March 1, 2001, REMA no longer accrues benefits under a noncontributory pension plan for its non-union employees. Effective March 1, 2001, each non-union participant's unvested pension account balance became fully vested. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of Reliant Energy's pension plan consist principally of common stocks and high-quality, interest-bearing obligations. REMA's pension costs related to its non-union participants has been determined based on the non-union employees of REMA and their respective compensation level. Pension expense for the periods January 1, 2000 to May 11, 2000, May 12, 2000 to December 31, 2000, related to REMA's non-union employees was $252,000 and $503,000, respectively. For the period from January 1, 2000 through March 1, 2001, REMA recorded net pension income of $119,000 related to its non-union employees.

     Substantially all of REMA's union employees participate in a noncontributory pension plan (the Union Pension Plan). The Union Pension Plan provides retirement benefits based on years of service and compensation. The funding policy of REMA is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. All pension liabilities associated with REMA's union employees' service periods prior to November 24, 1999 were retained by GPU pursuant to the purchase agreement between Sithe and GPU. Pension expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, May 12, 2000 to December 31, 2000, and year ended December 31, 2001 for REMA union employees was approximately $231,000, $803,000, $1,605,000 and $2,700,000, respectively.

     Net pension cost for the Union Pension Plan includes the following components for 2000 and 2001 (in thousands):

                                                                    2000          2001
                                                                  ---------     ---------
Service cost - benefits earned during the year................    $   2,390     $   2,569
Interest cost on projected benefit obligation.................           18           198
Expected return on plan assets................................           --           (98)
Net amortization..............................................           --            31
                                                                  ---------     ---------
  Net pension cost............................................    $   2,408     $   2,700
                                                                  =========     =========

     Following are reconciliations of the Union Pension Plan's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 2000 and 2001 (in thousands):

                                                                     2000         2001
                                                                  ---------     ---------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of year.......................    $     231     $   2,639
  Service cost................................................        2,390         2,569
  Interest cost...............................................           18           198
  Benefit payments............................................           --           (43)
  Actuarial loss..............................................           --         1,195
                                                                  ---------     ---------
  Benefit obligation, end of year.............................    $   2,639     $   6,558
                                                                  =========     =========

CHANGE IN PLAN ASSETS
  Plan assets, beginning of year..............................    $      --     $     955
  Employer contribution.......................................           --           748
  Investment return...........................................           --            13
  Benefit payments............................................           --           (43)
  Acquisition.................................................          955            --
                                                                  ---------     ---------
  Plan assets, end of year....................................    $     955     $   1,673
                                                                  =========     =========
RECONCILIATION OF FUNDED STATUS
  Funded status...............................................    $  (1,684)    $  (4,885)
  Unrecognized actuarial loss ................................           --         1,249
                                                                  ---------     ---------
  Net amount recognized at end of year........................    $  (1,684)    $  (3,636)
                                                                  =========     =========
ACTUARIAL ASSUMPTIONS
  Discount rate...............................................          7.5%         7.25%
  Rate of increase in compensation levels.....................    3.5 - 5.5%    3.5 - 5.5%
  Expected long-term rate of return on assets.................         10.0%          9.5%

     (b) Savings Plan -- Effective November 24, 1999 through May 11, 2000, REMA participated in Sithe's savings plan, which covered substantially all of REMA's employees. Effective May 12, 2000, REMA began to participate in a separate REMA savings plan, which covered substantially all of REMA's employees with terms somewhat similar to Sithe's savings plan. These savings plans are collectively referred to as the "Savings Plans." The Savings Plans limit non-union employees to 16% pre-tax until January 1, 2001 when after-tax contributions became available. The Savings Plans limit union employee's pre-tax contributions to 22% and after-tax contributions to 10%. These contributions are based on covered compensation, not to exceed the annual contribution limits of the Internal Revenue Code of 1986, as amended (Code). Prior to March 1, 2001, REMA matched up to 100% of the first 3% of each non-union employee's contributions (based on the employee's service). Effective March 1, 2001, Reliant Energy amended REMA's non-union employee savings plan to generally provide for (a) employer matching contributions equal to 100% of the first 6% of each employee's contributions to the plan, (b) a 2% employer contribution on a payroll basis for 2002, limited to the first $85,000 of compensation, and (c) discretionary employer contributions up to 3% at the end of the plan year based on each employee's eligible compensation. Effective March 1, 2001, all prior and future employer contributions on behalf of such employees are fully vested. REMA matches between 55% and 65% (based upon the terms of the applicable collective bargaining agreement) of the first 4% of each union employee's pre-tax and/or after-tax contributions (up to the annual Code contribution limits) to the Savings Plans. Union employees are fully vested in their employer matching contributions. Savings plan benefit expense for REMA employees for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to
December 31, 2000 and year ended December 31, 2001, was approximately $93,000, $450,000, $935,000 and $3,928,000, respectively.

     (c) Postretirement Benefits -- Prior to March 1, 2001, REMA provided some postretirement benefits through a Reliant Energy plan (primarily medical care and life insurance benefits) for its non-union retired employees, substantially all of whom may become eligible for these benefits when they retire. Postretirement benefit expense related to REMA's non-union employees for the period May 12, 2000 to December 31, 2000 and year ended December 31, 2001 was $67,000 and $26,000, respectively.

     REMA provides some postretirement benefits (primarily medical care and life insurance benefits) for its union retired employees, substantially all of whom may become eligible for these benefits when they retire. All retiree medical obligations for REMA's union employees eligible for retirement prior to November 24, 1999 were retained by GPU pursuant to the purchase agreement between Sithe and GPU. REMA funds its union postretirement benefits on a pay-as-you-go basis. Postretirement benefit expense for the period May 12, 2000 to December 31, 2000 and year ended December 31, 2001 related to REMA's union employees was $892,000 and $1,645,000 respectively.

     The net postretirement benefit cost related to REMA's union employees includes the following components for the period May 12, 2000 to December 31, 2000 and the year 2001 (in thousands):

                                                                   PERIOD FROM
                                                                 MAY 12, 2000 TO      YEAR ENDED
                                                                DECEMBER 31, 2000  DECEMBER 31, 2001
                                                                -----------------  -----------------
Service cost -- benefits earned during the period.............      $      814        $    1,411
Interest cost on projected benefit obligation.................              78               234
                                                                    ----------        ----------
Net postretirement benefit cost...............................      $      892        $    1,645
                                                                    ==========        ==========

     Following are reconciliations of REMA's beginning and ending balances of its postretirement benefit plan's benefit obligation and funded status related to its union employees for 2000 and 2001 (in thousands):

                                                                       2000              2001
                                                                    ----------        ----------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of period....................      $    2,192        $    3,084
   Service cost...............................................             814             1,411
   Interest cost..............................................              78               234
   Actuarial loss.............................................              --             2,813
                                                                    ----------        ----------
   Benefit obligation, end of period..........................      $    3,084        $    7,542
                                                                    ==========        ==========

RECONCILIATION OF FUNDED STATUS
  Funded status...............................................      $   (3,084)       $   (7,542)
  Unrecognized actuarial loss ................................              --             2,813
                                                                    ----------        ----------
  Net amount recognized at end of year........................      $   (3,084)       $   (4,729)
                                                                    ==========        ==========

ACTUARIAL ASSUMPTIONS
   Discount rate..............................................             7.5%             7.25%
   Health care cost trend rates - Under 65....................             8.0%              7.5%
   Health care cost trend rates - 65 and over.................             9.0%              8.5%

     The assumed health care rates gradually decline to 5.5% for both medical categories by 2010.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2001 would increase by approximately 16.1%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 5.4%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2001 would decrease by approximately 16.2%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 5.4%.

     (d) Other Employee Matters -- Approximately 66% of REMA's employees are the subject of three collective bargaining arrangements. Of these employees, 12% are subject to arrangements that expire prior to December 31, 2002.

8.   INCOME TAXES.

     REMA's current and deferred components of income tax expense were as follows:

                                                                   PERIOD FROM
                                                                 MAY 12, 2000 TO      YEAR ENDED
                                                                DECEMBER 31, 2000  DECEMBER 31, 2001
                                                                -----------------  -----------------
                                                                           (IN MILLIONS)
Current
  Federal.................................................          $     42.3        $    (16.2)
  State...................................................                12.8              (8.3)
                                                                    ----------        ----------
      Total current.......................................                55.1             (24.5)
                                                                    ----------        ----------

Deferred
  Federal.................................................                 1.6              16.1
  State...................................................                 0.7               3.9
                                                                    ----------        ----------
      Total deferred......................................                 2.3              20.0
                                                                    ----------        ----------
Income tax expense (benefit)..............................          $     57.4        $     (4.5)
                                                                    ==========        ==========

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                   PERIOD FROM
                                                                 MAY 12, 2000 TO      YEAR ENDED
                                                                DECEMBER 31, 2000  DECEMBER 31, 2001
                                                                -----------------  -----------------
                                                                           (IN MILLIONS)
Income (loss) before income taxes...............................    $    138.7        $     (5.0)
Federal statutory rate..........................................           35%                35%
                                                                    ----------        ----------
Income tax expense at statutory rate............................          48.5              (1.8)
                                                                    ----------        ----------
Net addition in taxes resulting from:
  State income taxes, net of federal income tax benefit.........           8.9              (2.7)
                                                                    ----------        ----------
Income tax expense (benefit)....................................    $     57.4        $     (4.5)
                                                                    ==========        ==========
Effective rate..................................................          41.4%             91.2%

     Following were REMA's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:


                                                                DECEMBER 31, 2000  DECEMBER 31, 2001
                                                                -----------------  -----------------
                                                                           (IN MILLIONS)
Deferred tax assets:
  Noncurrent:
    Employee benefits...........................................    $      2.9               4.7
    Environmental reserves......................................          15.0              15.0
    Prepaid rent................................................           5.3                --
    Other.......................................................           1.1               1.2
                                                                    ----------        ----------
      Total deferred tax assets.................................          24.3              20.9
                                                                    ----------        ----------
Deferred tax liabilities:
  Current:
    Non-trading derivative assets, net..........................            --              61.8
                                                                    ----------        ----------
      Total current deferred tax liabilities....................            --              61.8
                                                                    ----------        ----------
  Noncurrent:
    Non-trading derivative assets, net..........................            --              53.5
    Depreciation................................................          22.0              43.6
                                                                    ----------        ----------
      Total noncurrent deferred tax liabilities.................          22.0              97.1
                                                                    ----------        ----------
      Total deferred tax liabilities............................          22.0             158.9
                                                                    ----------        ----------
      Accumulated deferred income tax asset (liability) -- net..    $      2.3        $   (138.0)
                                                                    ==========        ==========

9.   RELATED PARTY TRANSACTIONS

     (a) Procurement and Marketing Agreement -- REMA is a partner to a procurement and marketing agreement with Reliant Energy Services under which Reliant Energy Services is entitled to procurement and power marketing fees. Under the agreement, Reliant Energy Services

     o enters into derivative transactions on behalf of REMA to hedge commodity risks;

     o procures coal, fuel oil and emissions allowances on REMA's behalf at a pass through price;

     o procures gas on REMA's behalf at a pass through price or for an index price plus costs of delivery, depending on when and how the gas is procured; and

     o markets power and surplus gas, fuel oil and emissions allowances on REMA's behalf.

     Reliant Energy Services began charging for these services in 2001. The amount charged to REMA for these services was $4.7 million for the year ended December 31, 2001.

     From November 24, 1999 through May 11, 2000, REMA sold most of the electric power generated by its facilities to the Sithe Affiliate. REMA also purchased fuel for its generation plants (other than coal for Keystone and Conemaugh) from the Sithe Affiliate.

     (b) Support Services Agreement -- REMA is a party to a support services agreement with REPG under which REPG will, on an as-requested basis and at cost, provide or procure from other affiliates or third parties services in support of REMA's business in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. REPG has agreed to provide these services only to the extent it or its affiliates provide these services for its or its subsidiaries' generating assets. REPG began charging and allocating to REMA for these services in 2001. Amounts charged and allocated to REMA for these services were $54.9 million for the year ended December 31, 2001.

     Such cost and fees charged under the support services agreement and procurement and marketing agreement (see Note 9(a)) are subordinated to certain expenses pursuant to the sale-leaseback financing documents, including lease expense.

     (c) Long-term Notes to Affiliated Entities -- See Note 5.

     (d) Working Capital Note -- In May 2000, REMA executed a two-year revolving note with RENH under which REMA may borrow, and RENH is committed to lend, up to $30 million from time to time for working capital needs. Borrowings under the note will be unsecured and will rank equal in priority with REMA's lease obligations. REMA may replace this note with a working capital facility from an unaffiliated lender. Borrowings under the working capital note bear interest based on LIBOR. At December 31, 2001, borrowings under the working capital note totaled $11 million. At December 31, 2000, there were no borrowings outstanding under this note.

     (e) Subordinated Working Capital Facility -- REMA has entered into an irrevocably committed subordinated working capital facility with RENH. RENH will fund REMA's drawings under this facility through borrowings or equity contributions irrevocably committed to RENH by Reliant Energy Resources Corp., a wholly owned subsidiary of Reliant Energy, until March 2002, and thereafter by Reliant Resources. REMA may borrow under this facility to pay operating expenditures, senior indebtedness and rent, but excluding capital expenditures and subordinated indebtedness. In addition, RENH must make advances to REMA and REMA must obtain such advance under such facility up to the maximum available commitment under such facility from time to time if REMA's pro forma coverage ratio does not equal or exceed 1.1 to 1.0, measured at the time rent under the leases is due. Subject to the maximum available commitment, drawings will be made in amounts necessary to permit REMA to achieve a pro forma coverage ratio of at least 1.1 to 1.0. The amount available under the subordinated working capital facility is $120 million through January 1, 2007. Thereafter, the available amount decreases by $24 million on January 2, 2007 and by $24 million each subsequent year through its expiration in 2011. At December 31, 2000 and 2001, there were no borrowings under this facility.

10.  PREPAID LEASE EXPENSE

     During the first and third quarters of 2001, REMA paid $150.9 million and $108.4 million, respectively, to lessors related to the sale and leaseback transactions (see Note 6(a)). As of December 31, 2001, REMA had recorded prepaid lease expense of $180.5 million in other current and other noncurrent assets of $58.8 million and $121.7 million, respectively.

11.  BANKRUPTCY OF ENRON CORP. AND ITS AFFILIATES

     During the fourth quarter of 2001, Enron Corp. and its Affiliates (Enron) filed a petition for voluntary bankruptcy. Accordingly, REMA recorded a $68.4 million provision, comprised of provisions against receivables of $3.7 million and net non-trading derivative balances of $64.7 million.

     The non-trading derivatives with Enron were designated as Cash Flow Hedges (see Note 2). The net gain on these derivative instruments previously reported in other comprehensive income will remain in accumulated other comprehensive income and will be reclassified into earnings during the period in which the originally designated hedged transaction occurs.

12.  UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data for 2000 and 2001 is as follows (in thousands):

                2000                           FORMER REMA                             CURRENT REMA
                                       ---------------------------    -----------------------------------------
                                                       FOR THE          FOR THE
                                                      PERIOD FROM     PERIOD FROM
                                                        APRIL 1,      MAY 12, 2000
                                         FIRST        2000 TO MAY      TO JUNE 30,      THIRD         FOURTH
                                        QUARTER         11, 2000           2000        QUARTER        QUARTER
                                       -----------    ------------    -------------   ----------     ----------
Revenues.............................  $ 107,432       $  59,058       $  111,503     $  253,819     $  118,615
Operating income (loss)..............     23,197          16,654           59,418        158,750         (9,513)
Net (loss) income....................     (8,615)          1,928           22,589         75,269        (16,642)

                 2001                                         CURRENT REMA
                                       ----------------------------------------------------------
                                         FIRST           SECOND          THIRD         FOURTH
                                        QUARTER          QUARTER        QUARTER        QUARTER
                                       ---------        ---------      ---------      ----------
Revenues.............................  $ 145,851        $ 134,085      $  249,925     $   47,176
Operating income (loss)..............     25,779           11,944         117,531        (74,747)
Net income (loss)....................      3,234           (5,219)         53,824        (52,279)

     The variances in revenues from quarter to quarter were primarily due to the seasonal fluctuations in demand for energy and energy services and changes in energy commodity prices. Changes in operating income (loss) and net (loss) income from quarter to quarter were primarily due to the seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices and timing of maintenance expenses on electric generation plants. In addition, during the fourth quarter of 2001, REMA recognized a $68.4 million provision related to receivables and net non-trading derivative balances which reduced revenues and operating income (see Note 11).

                                     * * *

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy Mid-Atlantic Power Holdings, LLC

     We have audited the accompanying consolidated balance sheets of Reliant Energy Mid-Atlantic Power Holdings, LLC (formerly Sithe Pennsylvania Holdings,
LLC) and related companies (REMA) as of December 31, 2000 and 2001, and the related combined and consolidated statements of operations, member's and shareholder's equity, and cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, May 12, 2000 to December 31, 2000, and the year ended December 31, 2001. The combined and consolidated financial statements include the accounts of Reliant Energy Mid-Atlantic Power Holdings, LLC and three related companies, Reliant Energy New Jersey Holdings, LLC (formerly Sithe New Jersey Holdings, LLC), Reliant Energy Maryland Holdings, LLC (formerly Sithe Maryland Holdings, LLC) and Reliant Energy Mid-Atlantic Power Services, Inc. (formerly Sithe Mid-Atlantic Power Services, Inc.) These companies are under common ownership and common management. These financial statements are the responsibility of REMA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the consolidated financial position of REMA at December 31, 2000 and 2001, and the combined and consolidated results of their operations and their combined and consolidated cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, May 12, 2000 to December 31, 2000, and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, REMA changed its method of accounting for derivative instruments and hedging activities in 2001.

DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2002

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
                                AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                           FOR THE PERIODS FROM
                                         --------------------------------------------------------------------------------------
                                                        FORMER RENJ                |               CURRENT RENJ
                                         ----------------------------------------- | -----------------------------------------
                                         NOVEMBER 24, 1999 to   JANUARY 1, 2000 to |  MAY 12, 2000 TO           YEAR ENDED
                                         TO DECEMBER 31, 1999    TO MAY 11, 2000   | DECEMBER 31, 2000       DECEMBER 31, 2001
                                                                                   |
Revenues from affiliate ..............      $    4,017             $   19,370      |     $   86,604             $  113,186
Expenses:                                                                          |
  Fuel from affiliate ................              66                  3,829      |         15,593                 51,116
  Operation and maintenance ..........           1,115                  5,219      |         20,821                 36,436
  General and administrative .........             751                  1,999      |            820                  3,997
  Depreciation and amortization ......             605                  2,068      |          7,997                 12,653
                                            ----------             ----------      |     ----------             ----------
          Total expenses .............           2,537                 13,115      |         45,231                104,202
                                            ----------             ----------      |      ----------             ----------
Operating income .....................           1,480                  6,255      |         41,373                  8,984
Other expense ........................             --                     --       |            --                     (65)
Interest expense to affiliate, net ...          (1,171)                (4,243)     |         (3,838)                   --
                                            ----------             ----------      |     ----------             ----------
Income before income taxes ...........             309                  2,012      |         37,535                  8,919
Income tax expense ...................             --                     --       |         15,333                  3,911
                                            ----------             ----------      |     ----------             ----------
Net income ...........................      $      309             $    2,012      |     $   22,202             $    5,008
                                            ==========             ==========      |     ==========             ==========

              See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                            CURRENT RENJ
                                                                               ----------------------------------------
                                                                               DECEMBER 31, 2000      DECEMBER 31, 2001
                                                                               -----------------     ------------------
                                   ASSETS
  Current Assets:
     Cash and cash equivalents .............................................       $       17            $        1
     Accounts and notes receivable from affiliates, net ....................           25,629                40,867
     Fuel inventories ......................................................           14,673                17,704
     Material and supplies inventories .....................................            9,942                 8,210
     Other current assets ..................................................               22                    10
                                                                                   ----------            ----------
          Total current assets .............................................           50,283                66,792
  Property, plant and equipment, net .......................................          310,445               298,253
  Other Noncurrent Assets:
     Goodwill, net of accumulated amortization of $0 and $100, respectively              --                   2,047
     Air emissions regulatory allowances, net of accumulated amortization
      of $48 and $141, respectively ........................................           11,433                11,367
     Deferred income taxes, net ............................................            2,672                   500
                                                                                   ----------            ----------
          Total noncurrent assets ..........................................           14,105                13,914
                                                                                   ----------            ----------
          Total Assets .....................................................       $  374,833            $  378,959
                                                                                   ==========            ==========

                      LIABILITIES AND MEMBER'S EQUITY
  Current Liabilities:
     Accounts payable ......................................................       $    8,489            $    3,178
     Accrued payroll .......................................................              699                   408
     Other current liabilities .............................................              --                    113
                                                                                   ----------            ----------
          Total current liabilities ........................................            9,188                 3,699
  Noncurrent Liabilities:
     Accrued environmental liabilities .....................................            8,708                 8,270
     Deferred income taxes, net ............................................              --                  5,045
                                                                                   ----------            ----------
          Total noncurrent liabilities .....................................            8,708                13,315
  Commitments and Contingencies (Note 5)
  Member's Equity:
     Member's equity .......................................................          334,735               334,735
     Retained earnings .....................................................           22,202                27,210
                                                                                   ----------            ----------
          Total member's equity ............................................          356,937               361,945
                                                                                   ----------            ----------
          Total Liabilities and Member's Equity ............................       $  374,833            $  378,959
                                                                                   ==========            ==========

              See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
                                AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                             FOR THE PERIODS FROM
                                               ------------------------------------------------------------------------------------
                                                                FORMER RENJ              |               CURRENT RENJ
                                               ----------------------------------------- |-----------------------------------------
                                               NOVEMBER 24, 1999 to   JANUARY 1, 2000 to |  MAY 12, 2000 TO          YEAR ENDED
                                               TO DECEMBER 31, 1999    TO MAY 11, 2000   | DECEMBER 31, 2000      DECEMBER 31, 2001
                                               --------------------   ------------------ | -----------------      -----------------
Cash Flows from Operating Activities:                                                    |
  Net income .................................     $      309           $    2,012       |   $   22,202           $    5,008
  Adjustments to reconcile net income to                                                 |
    net cash provided by (used in) operations:                                           |
    Depreciation and amortization ............            605                2,068       |        7,997               12,653
    Deferred income taxes ....................             --                   --       |        3,491                7,458
    Changes in assets and liabilities:                                                   |
      Inventories ............................              8               (2,631)      |       (9,845)              (3,874)
      Accounts and notes receivable from                                                 |
        affiliates, net ......................             --                   --       |      (22,009)             (14,260)
      Other assets ...........................             --               (2,494)      |         (450)                 105
      Accounts payable .......................             --                   --       |        2,624               (2,983)
      Other liabilities ......................            357                 (385)      |       (3,963)              (3,855)
                                                   ----------           ----------       |   ----------           ----------
        Net cash provided by (used in)                                                   |
         operating activities ................          1,279               (1,430)      |           47                  252
                                                   ----------           ----------       |   ----------           ----------
Cash Flows from Investing Activities:                                                    |
  Business acquisitions ......................       (163,162)                  --       |     (334,735)                  --
  Capital expenditures .......................             --                   --       |           --                 (268)
  Other ......................................             --                   --       |          (30)                  --
                                                   ----------           ----------       |   ----------           ----------
        Net cash used in investing activities        (163,162)                  --       |     (334,765)                (268)
                                                   ----------           ----------       |   ----------           ----------
Cash Flows from Financing Activities:                                                    |
  Capital contributions ......................         18,129                   --       |      334,735                   --
  Proceeds from note payable to                                                          |
    affiliate, net ...........................        145,033                   --       |           --                   --
  Net change in payables to affiliates .......         (1,279)               1,430       |           --                   --
                                                   ----------           ----------       |   ----------           ----------
        Net cash provided by financing                                                   |
          activities..........................        161,883                1,430       |      334,735                   --
                                                   ----------           ----------       |   ----------           ----------
Net Change in Cash and Cash Equivalents ......             --                   --       |           17                  (16)
Cash and Cash Equivalents, Beginning of Period             --                   --       |           --                   17
                                                   ----------           ----------       |   ----------           ----------
Cash and Cash Equivalents, End of Period .....     $       --           $       --       |   $       17           $        1
                                                   ==========           ==========       |   ==========           ==========
                                                                                         |
Supplemental Cash Flow Information:                                                      |
     Cash Payments:                                                                      |
         Interest to affiliate ...............     $    1,171           $    4,111       |   $       --           $       --
        Income taxes .........................             --                   --       |           --           $    3,139

              See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
                                AND SUBSIDIARIES

                   STATEMENTS OF CONSOLIDATED MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                       TOTAL
                                                            MEMBER'S EQUITY    RETAINED EARNINGS   MEMBER'S EQUITY
                                                           ----------------    -----------------   ---------------
FORMER RENJ:
Balance, November 24, 1999..............................    $           --       $           --     $           --
  Capital contributions.................................            18,129                                  18,129
  Net income............................................                                    309                309
                                                            --------------       --------------      -------------
Balance, December 31, 1999..............................            18,129                  309             18,438
  Net income............................................                                  2,012              2,012
                                                            --------------       --------------      -------------
Balance, May 11, 2000...................................            18,129                2,321             20,450
                                                            --------------       --------------      -------------

==================================================================================================================
CURRENT RENJ:
  Elimination of former RENJ balances...................           (18,129)              (2,321)           (20,450)
  Capital contributions.................................           334,735                                 334,735
  Net income ...........................................                                 22,202             22,202
                                                            --------------       --------------      -------------
Balance, December 31, 2000..............................           334,735               22,202            356,937
  Net income............................................                                  5,008              5,008
                                                            --------------       --------------      -------------
Balance, December 31, 2001..............................    $      334,735       $       27,210     $      361,945
                                                            ==============       ==============     ==============

              See Notes to the Consolidated Financial Statements.

                     RELIANT ENERGY NEW JERSEY HOLDINGS, LLC
                                AND SUBSIDIARIES

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

     In May 2000, Sithe, through an indirect wholly owned subsidiary, sold all of its equity interests in RENJ and REMA to an indirect wholly owned subsidiary of Reliant Energy Power Generation, Inc. (REPG). REPG is an indirect subsidiary of Reliant Resources, Inc. (Reliant Resources) and Reliant Energy, Incorporated (Reliant Energy) (see Note 2). Following this transaction, RENJ changed its name such that "Sithe" was replaced with "Reliant Energy."

     RENJ owns and operates four electric generation plants in New Jersey with an annual average net generating capacity of approximately 1,499 megawatts (MW).

     (b) Basis of Presentation and Principles of Consolidation -- These consolidated financial statements present the results of operations for the periods from November 24, 1999 (the date that RENJ acquired the generation assets from GPU) to December 31, 1999, January 1, 2000 to May 11, 2000 (the date that REPG indirectly acquired RENJ), May 12, 2000 to December 31, 2000 and for the year ended December 31, 2001. Within these financial statements, "Current RENJ" and "Former RENJ" refer to RENJ after and before, respectively, the acquisition from Sithe Energies by REPG. There are no separate financial statements available with regard to the facilities of RENJ (prior to the acquisition) because their operations were fully integrated with, and their results of operations were consolidated into, the former owners of the facilities of RENJ. In addition, the electric output of the facilities was sold based on rates set by regulatory authorities. As a result and because electricity rates will now be set by the operation of market forces, the historical financial data with respect to the facilities of RENJ prior to November 24, 1999 is not meaningful or indicative of RENJ's future results. RENJ's results of operations in the future will depend primarily on revenues from the sale of energy, capacity and ancillary services, and the level of its operating expenses.

     The consolidated financial statements include the accounts of RENJ. All significant intercompany transactions and balances are eliminated in consolidation.

     (c) Use of Estimates and Reclassifications -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Some amounts from previous years have been reclassified to conform to the 2001 presentation of financial statements. These reclassifications do not affect earnings.

     (d) Market Risk and Other Uncertainties -- RENJ is subject to risks associated with price movements of energy commodities, supply and price of fuel and electricity, effects of competition, operation of deregulating power markets, seasonal weather patterns, technological obsolescence and the regulatory environment within the United States.

     (e) Revenue Recognition -- Revenues include energy, capacity and ancillary service sales. Current RENJ's power and services, excluding capacity, were sold at market-based prices through a related party and indirect subsidiary of Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services). Reliant Energy Services acted as agent on behalf of RENJ on most market-based sales. These revenues are directly allocated to RENJ. RENJ's capacity was also sold pursuant to a transition power purchase agreement with GPU. The transition power purchase agreement extends through May 31, 2002. Sales not billed by month-end are accrued based upon estimated energy or services delivered.

     In addition, Reliant Energy Services enters into derivative transactions in order to hedge some expected sales and purchases of fuel for REMA and its subsidiaries, including Current RENJ. These transactions are designated to the portfolio of generation of REMA, including RENJ power generation operations, at the time of executing the transactions. However, such transactions are not designated to individual subsidiaries of REMA. The gains and losses related to these contractual commitments are allocated by REMA to its subsidiaries based on capacity of each subsidiary. These allocated realized gains and losses are included in operating revenues and operating expenses in the statement of consolidated income.

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

     (i) Property, Plant and Equipment -- Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives commencing when assets, or major components thereof, are either placed in service or acquired, as appropriate. RENJ expenses all repair and maintenance costs as incurred.

     (j) Intangible Assets -- Historically, cost in excess of fair value of net assets acquired (goodwill) is amortized on a straight line basis over the estimated useful life of 35 years. See Note 1(n). Through May 11, 2000 goodwill was amortized on a straight-line basis over the estimated useful life of 40 years. Goodwill amortization expense for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000 and the year ended December 31, 2001, was $46,000, $200,000, $0 and
$100,000, respectively.

     Other intangible assets consist primarily of air emissions regulatory allowances that have already been issued to RENJ and allowances that RENJ is entitled to be allocated during the remaining useful lives of the plants. These intangible assets are amortized on a unit-of-production basis as utilized. Because no credits were utilized in 1999 and during the period January 1, 2000 to May 11, 2000, no amortization expense was recognized during these periods related to other intangible assets. Other intangible amortization expense during the period from May 12, 2000 to December 31, 2000 and year ended December 31, 2001 was $48,000 and $93,000, respectively.

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

     (n) Changes in Accounting Principles and New Accounting Pronouncements.

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the SEC on December 3, 1999. SAB No. 101 summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. RENJ's consolidated financial statements reflect the accounting principles provided in SAB No. 101.

     Effective January 1, 2001, RENJ was required to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. Adoption of SFAS No. 133 resulted in no cumulative after-tax change to net income or other comprehensive income.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. RENJ adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on RENJ's historical results of operations or financial position. On January 1, 2002, RENJ discontinued amortizing goodwill into the results of operations pursuant to SFAS No. 142. RENJ recognized $100,000 of goodwill amortization expense during the year ended December 31, 2001. RENJ is in the process of determining further effects of adoption of SFAS No. 142 on its Consolidated Financial Statements, including the review of goodwill and certain intangibles for impairment. RENJ anticipates finalizing its review of goodwill and certain intangibles during 2002. RENJ does not believe impairments of goodwill and certain intangibles, if any, will have a material impact on RENJ's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. RENJ plans to adopt SFAS No. 143 on January 1, 2003, and is in the process of determining the effect of adoption on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is not expected to materially change the methods used by RENJ to measure impairment losses on long-lived assets. RENJ adopted SFAS No. 144 on January 1, 2002.

2.   ACQUISITION BY REPG AND RESTRUCTURING

     In February 2000, REPG reached a definitive agreement to purchase the equity in and the pre-existing affiliate debt of RENJ, REMA and other affiliates from Sithe for an aggregate purchase price of $2.1 billion. Included within this purchase transaction were transition power purchase agreements, including the capacity transition contract with GPU described in Note 1(e). The transaction was completed in May 2000. REPG accounted for the acquisition as a purchase with assets and liabilities of RENJ reflected at their estimated fair values. The fair value adjustments related to the acquisition which have been pushed down to RENJ, primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventories, environmental reserves and related deferred taxes. The air emissions regulatory allowances of $12 million are being amortized on a units-of-production basis as utilized. In addition, a valuation allowance for materials and supplies inventories of $8 million was established. The excess of the purchase price over the fair value of the net assets acquired of $2 million was recorded as goodwill and was historically amortized over 35 years. As of December 31, 2000, RENJ has liabilities associated with four site investigations and environmental remediations. RENJ has recorded its estimate of these environmental liabilities in the amount of $8.3 million as of December 31, 2001. RENJ finalized these fair value adjustments in May 2001. There were no material modifications to the preliminary adjustments from December 31, 2000.

     The net purchase price of RENJ was allocated as follows:

                                                                    PURCHASE PRICE
                                                                      ALLOCATION
                                                                    --------------
                                                                    (IN MILLIONS)
Current assets...................................................    $         16
Property, plant and equipment....................................             318
Goodwill.........................................................               2
Other intangibles................................................              12
Other assets.....................................................               6
Current liabilities..............................................             (10)
Other liabilities................................................              (9)
                                                                     ------------
                                                                     $        335
                                                                     ============

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

                                                                          FOR THE PERIODS FROM
                                                     --------------------------------------------------------------
                                                                              FORMER REMA
                                                     --------------------------------------------------------------
                                                          NOVEMBER 24, 1999 TO             JANUARY 1, 2000 TO
                                                           DECEMBER 31, 1999                  MAY 11, 2000
                                                     -----------------------------     ----------------------------
                                                         ACTUAL        PRO FORMA         ACTUAL         PRO FORMA
                                                     -------------     -----------     -----------     ------------
                                                                             (IN MILLIONS)
Revenues...........................................    $       4.0     $       4.0     $      19.4     $      19.4
Net income.........................................            0.3             0.5             2.0             1.8

     These unaudited pro forma results, based on assumptions deemed appropriate by RENJ's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of RENJ by REPG had occurred on November 24, 1999 and January 1, 2000, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization and income taxes.

     In July 2000, REMA acquired the equity ownership interests in RENJ as well as other affiliates.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):


                                                                                           DECEMBER 31,
                                                           ESTIMATED USEFUL    ----------------------------------
                                                             LIVES (YEARS)          2000                2001
                                                          -------------------  ---------------     --------------
Electric generation facilities..........................        11 - 30         $      309,841     $      309,619
Land and land improvements..............................          --                     8,522              8,788
Assets under construction...............................          --                        31                255
                                                                               ----------------- ----------------
    Total ..............................................                               318,394            318,662
Accumulated depreciation ...............................                                (7,949)           (20,409)
                                                                               ----------------- ----------------
    Property, plant and equipment, net .................                        $      310,445     $      298,253
                                                                                ================ ================

     Depreciation expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and
year ended December 31, 2001, was $559,000, $1,868,000 and $7,949,000 and
$12,460,000, respectively.

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

     Prior to May 2000, the notes bore interest at a financing rate based on the London interbank offered rate (LIBOR) plus 1.9% per annum. The New Notes accrue interest at a fixed rate of 9.4% per annum. There are no amounts outstanding on these notes as of December 31, 2001.

5.   COMMITMENTS AND CONTINGENCIES

     (a) Environmental -- Under the agreement to acquire RENJ's generating assets from GPU, liabilities associated with ash disposal site closure and site contamination at the acquired facilities in New Jersey prior to closing were assumed. GPU retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. RENJ has recorded its estimate of these environmental liabilities in the amount of $8.7 million and $8.3 million as of December 31, 2000 and 2001, respectively. RENJ expects the total liability will be paid over the next five years.

     (b) Operating Leases -- RENJ leases some equipment and vehicles under noncancelable operating leases extending through 2007. Future minimum rentals under lease agreements are as follows (in thousands):

2002........................................................    $          24.9
2003........................................................               21.7
2004........................................................                7.9
2005........................................................                3.5
2006........................................................                3.5
2007 and beyond.............................................                3.5
                                                                ---------------
          Total.............................................    $          65.0
                                                                ===============

     Rent expense incurred under operating leases aggregated approximately $4,000, $8,000, $14,000 and $26,000 for the periods from November 24, 1999 to
December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and year ended December 31, 2001, respectively.

     (c) Other -- RENJ is party to various legal proceedings that arise from time to time in the ordinary course of business. While RENJ cannot predict the outcome of these proceedings, RENJ does not expect these matters to have a material adverse effect on RENJ's financial position, results of operations or cash flows.

6.   EMPLOYEE BENEFIT PLANS AND OTHER EMPLOYEE MATTERS

     (a) Pension -- In connection with REPG's acquisition of REMA, RENJ's non-union employees participated in Reliant Energy's noncontributory cash balance pension plan. Effective March 1, 2001, RENJ no longer accrued benefits under a noncontributory pension plan for its non-union employees. Effective March 1, 2001, each non-union participant's pension account balance became fully vested. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of Reliant Energy's pension plan consist principally of common stocks and high-quality, interest-bearing obligations.

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

     RENJ's pension costs related to its non-union and union employees has been determined based on the employees of RENJ and their respective compensation level. RENJ's pension expense for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and
year ended December 31, 2001, was $16,000, $65,000, $131,000 and $172,000,
respectively.

     (b) Savings Plan -- Effective November 24, 1999 through May 11, 2000, RENJ participated in Sithe's savings plan, which covered substantially all of RENJ's employees. Effective May 12, 2000, RENJ began to participate in a separate REMA savings plan, which covered substantially all of RENJ's employees with terms somewhat similar to Sithe's savings plan. These Savings Plans are collectively referred to as the "Savings Plans." The Savings Plans limit non-union employees to 16% pre-tax until January 1, 2001 when after-tax contributions become available. The Savings Plans limit union employees' pre-tax contribution to 22% and after-tax contributions to 10%. These contributions were based on covered compensation, not to exceed the annual contribution limits of the Internal Revenue Code of 1986, as amended (Code). Prior to March 1, 2001, RENJ matched up to 100% of the first 3% of each non-union employee's contributions (based on the employee's service). Effective March 1, 2001, Reliant Energy amended RENJ's non-union employee savings plan to generally provide for (a) employer matching contributions equal to 100% of the first 6% of each employee's contributions to the plan, (b) a 2% employer contribution on a payroll basis for 2002, limited to the first $85,000 of compensation, and (c) discretionary employer contributions up to 3% at the end of the plan year based on each employee's eligible compensation. Effective March 1, 2001, all prior and future employer contributions on behalf of such employees are fully vested. RENJ matches between 55% and 65% (based upon the terms of the applicable collective bargaining agreement) of the first 4% of each union employee's pre-tax and/or after-tax contributions (up to the annual Code contribution limits) to the Savings Plans. Union employees are fully vested in their employer matching contributions. Savings plan benefit expense for RENJ employees for the periods November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to
December 31, 2000 and year ended December 31, 2001 was approximately $12,000, $39,000, $61,000 and $240,000, respectively.

     (c) Postretirement Benefits -- RENJ provides some postretirement benefits through Reliant Energy and REMA plans (primarily medical care and life insurance benefits) for its retired employees, substantially all of whom may become eligible for these benefits when they retire. All retiree medical obligations for RENJ employees eligible for retirement prior to November 24, 1999 were retained by GPU pursuant to the purchase agreement between Sithe and GPU. RENJ's postretirement benefits are funded on a pay-as-you-go basis. Postretirement benefit expense for the period May 12, 2000 to December 31, 2000 and year ended December 31, 2001 related to RENJ's employees was $58,000 and $102,000, respectively.

     (d) Other Employee Matters -- As of December 31, 2001, approximately 78% of RENJ's employees are the subject of a collective bargaining arrangement. Of these employees, none are subject to arrangements that expire prior to December 31, 2002.

7.   INCOME TAXES

     RENJ's current and deferred components of income tax expense were as follows:

                                                               PERIOD FROM
                                                             MAY 12, 2000 TO       YEAR ENDED
                                                            DECEMBER 31, 2000   DECEMBER 31, 2001
                                                            -----------------   -----------------
                                                                        (IN MILLIONS)
Current
  Federal.................................................    $          9.2      $         (3.3)
  State...................................................               2.6                (0.3)
                                                              --------------      --------------
      Total current.......................................              11.8                (3.6)
                                                              --------------      --------------

Deferred
  Federal.................................................               2.7                 6.0
  State...................................................               0.8                 1.5
                                                              --------------      --------------
      Total deferred......................................               3.5                 7.5
                                                              --------------      --------------
Income tax expense........................................    $         15.3      $          3.9
                                                              ==============      ==============

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                   PERIOD FROM
                                                                 MAY 12, 2000 TO      YEAR ENDED
                                                                DECEMBER 31, 2000  DECEMBER 31, 2001
                                                                -----------------  -----------------
                                                                            (IN MILLIONS)
Income before income taxes....................................    $         37.5     $          8.9
Federal statutory rate........................................              35.0%              35.0%
                                                                  --------------     --------------
Income tax expense at statutory rate..........................              13.1                3.1
                                                                  --------------     --------------
Net addition in taxes resulting from:
  State income taxes, net of federal income tax benefit.......               2.2                0.8
                                                                  --------------     --------------
Income tax expense............................................    $         15.3     $          3.9
                                                                  ==============     ==============
Effective rate................................................              40.8%              43.9%

     Following were RENJ's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                                            DECEMBER 31,
                                                                  ---------------------------------
                                                                       2000               2001
                                                                  --------------     --------------
                                                                            (IN MILLIONS)
Deferred tax assets:
  Current:
    Credit provisions.........................................    $           --     $          0.5
                                                                  --------------     --------------
      Total current deferred tax assets.......................                --                0.5
                                                                  --------------     --------------
  Noncurrent:
    Environmental reserves....................................               3.8                3.8
    Other.....................................................               1.2                1.2
                                                                  --------------     --------------
      Total noncurrent deferred tax assets....................               5.0                5.0
                                                                  --------------     --------------
      Total deferred tax assets...............................               5.0                5.5
                                                                  --------------     --------------
Deferred tax liabilities:
  Noncurrent:
    Depreciation..............................................               2.3               10.0
                                                                  --------------     --------------
      Total deferred tax liabilities..........................               2.3               10.0
                                                                  --------------     --------------
      Accumulated deferred income tax asset (liability), net..    $          2.7     $         (4.5)
                                                                  ==============     ==============

8.   RELATED PARTY TRANSACTIONS

     (a) Procurement and Marketing Agreement -- RENJ is a partner to a procurement and marketing agreement with Reliant Energy Services under which Reliant Energy Services is entitled to procurement and power marketing fees. Under the agreement, Reliant Energy Services:

     o procures fuel oil and emissions allowances on RENJ's behalf at a pass through price;

     o procures gas on RENJ's behalf at a pass through price or for an index price plus costs of delivery, depending on when and how the gas is procured; and


     o markets power and surplus gas, fuel oil and emissions allowances on RENJ's behalf.

     Reliant Energy Services began charging for these services in 2001. The amount charged to RENJ for these services was $144,000 for the year ended December 31, 2001.

     From November 24, 1999 through May 11, 2000, RENJ sold most of the electric power generated by its facilities to the Sithe Affiliate. REMA also purchased fuel for its generation plants from the Sithe Affiliate.

     (b) Support Services Agreement -- RENJ is a party to a support services agreement with REPG under which REPG will, on an as-requested basis and at cost, provide or procure from third parties services in support of RENJ's business in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. REPG has agreed to provide these services only to the extent it or its affiliates provide these services for its or its subsidiaries' generating assets. Amounts charged and allocated to RENJ for these services for year ended December 31, 2001 was $9.9 million. No such amounts were charged and allocated to RENJ for the period from May 12, 2000 to December 31, 2000.

     Such cost and fees charged under the support services agreement and procurement and marketing agreement (see Note 8(a)) are subordinated to certain expenses pursuant to the sale-leaseback financing documents (see Note 9).

9.   LEASE FINANCING

     In August 2000, REMA sold interests in three of its generating plants acquired in November 1999 and leased them back from owner lessors. The equity interests in RENJ are pledged as collateral for REMA's lease obligation. In addition, RENJ guarantees the lease obligations.

     The following table sets forth REMA's obligation under these long-term operating leases (in millions):

2002........................................................   $          136
2003........................................................               77
2004........................................................               84
2005........................................................               75
2006........................................................               64
2007 and beyond.............................................            1,124
                                                               --------------
                                                               $        1,560
                                                              ===============


                                      * * *

                        INDEPENDENT AUDITORS' REPORT

Reliant Energy New Jersey Holdings, LLC

     We have audited the accompanying consolidated balance sheet of Reliant Energy New Jersey Holdings, LLC (formerly Sithe New Jersey Holdings, LLC) and its subsidiaries (RENJ) as of December 31, 2000 and 2001, and the related statements of consolidated income, member's equity and cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and the year ended December 31, 2001. These financial statements are the responsibility of RENJ's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RENJ at December 31, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for the periods from November 24, 1999 to December 31, 1999, January 1, 2000 to May 11, 2000, and May 12, 2000 to December 31, 2000 and
the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The information called for by Item 10 is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by Item 11 is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements.

         Reliant Energy Mid-Atlantic Power Holding, LLC:
         -----------------------------------------------
         Statements of Combined and Consolidated Operations for Periods
           from November 24, 1999 to December 31, 2000, January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000 and
           the Year Ended December 31, 2001..............................................................14
         Consolidated Balance Sheets as of December 31, 2000 and 2001....................................15
         Statements of Combined and Consolidated Cash Flows for Periods
           from November 24, 1999 to December 31, 2000, January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000 and
           the Year Ended December 31, 2001..............................................................16
         Statements of Combined and Consolidated Member's and Shareholders' Equity for Periods from
           November 24, 1999 to December 31, 2000, January 1, 2000 to May 11, 2000 and May 12, 2000 to
           December 31, 2000 and the Year Ended December 31, 2001........................................17
         Notes to Combined and Consolidated Financial Statements.........................................18
         Independent Auditors' Report....................................................................35

         Reliant Energy New Jersey Holdings, LLC:
         ---------------------------------------
         Statements of Consolidated Income for Periods from November 24,
           1999 to December 31, 2000, January 1, 2000 to May 11, 2000 and
           May 12, 2000 to December 31, 2000 and the Year Ended
           December 31, 2001.............................................................................36
         Consolidated Balance Sheets as of December 31, 2000 and 2001....................................37
         Statements of Consolidated Cash Flows for Periods from November
           24, 1999 to December 31, 2000, January 1, 2000 to May 11, 2000
           and May 12, 2000 to December 31, 2000 and the Year Ended
           December 31, 2001.............................................................................38
         Statements of Consolidated Member's Equity for Periods from November 24, 1999 to December 31,
           2000, January 1, 2000 to May 11, 2000 and May 12, 2000 to December 31, 2000 and the Year
           Ended December 31, 2001.......................................................................39
         Notes to Consolidated Financial Statements......................................................40
         Independent Auditors' Report....................................................................48

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     I, III, IV and V.

     (a)(3) Exhibits

     See Index of Exhibits (page 52), which index also include the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K.

     On February 5, 2002, we filed a Current Report on Form 8-K dated February 5, 2002 regarding a restatement of 2001 results.

     On March 15, 2002, we filed a Current Report on Form 8-K dated March 15, 2002 regarding the effects of our restatement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 15th day of April, 2002.

                                RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC
                                             (Registrant)


                                By: /s/ Curtis A. Morgan
                                   --------------------------------------------
                                      Curtis A. Morgan
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.



                 SIGNATURE                                TITLE




            /s/ Curtis A. Morgan                  President and Manager
---------------------------------------------     (Principal Executive Officer,
             (Curtis A. Morgan)                   Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)

            /s/ Joe Bob Perkins                    Manager
---------------------------------------------
              (Joe Bob Perkins)

                 RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                INDEX OF EXHIBITS

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                        SEC FILE OR
EXHIBIT                                                   REPORT OR REGISTRATION       REGISTRATION     EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                     STATEMENT                NUMBER       REFERENCE
---------- --------------------------------------------- ----------------------------- -------------  -----------
3.1        -  Certificate of Formation of Reliant         REMA Registration              333-51464        3.1
              Energy Mid-Atlantic Power Holdings, LLC     Statement on Form S-4

3.2        -  Limited Liability Company Agreement         REMA Registration              333-51464        3.2
              of Reliant Energy Mid-Atlantic Power        Statement on Form S-4
              Holdings, LLC as of August 1, 2000

3.3        -  Certificate of Formation of Reliant         REMA Registration              333-51464        3.3
              Energy Maryland Holdings, LLC               Statement on Form S-4

3.4        -  Limited Liability Company Agreement         REMA Registration              333-51464        3.4
              of Reliant Energy Maryland Holdings, LLC    Statement on Form S-4
              as of August 22, 2000

3.5        -  Articles of Incorporation of Reliant        REMA Registration              333-51464        3.5
              Energy Northeast Management Company         Statement on Form S-4

3.6        -  Bylaws of Reliant Energy Northeast          REMA Registration              333-51464        3.6
              Management Company as of October 1, 1999    Statement on Form S-4

3.7        -  Articles of Incorporation of Reliant        REMA Registration              333-51464        3.7
              Energy Mid-Atlantic Power Services, Inc.    Statement on Form S-4

3.8        -  Bylaws of Reliant Energy                    REMA Registration              333-51464        3.8
              Mid-Atlantic Power Services, Inc.           Statement on Form S-4

3.9        -  Certificate of Formation of Reliant         REMA Registration              333-51464        3.9
              Energy New Jersey Holdings, LLC             Statement on Form S-4

3.10       -  Limited Liability Company Agreement         REMA Registration              333-51464        3.10
              of Reliant Energy New Jersey Holdings, LLC  Statement on Form S-4
              as of August 22, 2000

4.1        -  Form of 8.554% Series A Exchange            REMA Registration              333-51464        4.1
              Pass Through Certificate                    Statement on Form S-4

4.2        -  Form of 9.237% Series B Exchange            REMA Registration              333-51464        4.2
              Pass Through Certificate                    Statement on Form S-4

4.3        -  Form of 9.681% Series C Exchange            REMA Registration              333-51464        4.3
              Pass Through Certificate                    Statement on Form S-4

4.4a       -  Series A Pass Through Trust                 REMA Registration              333-51464        4.4a
              Agreement dated as of August 24, 2000       Statement on Form S-4
              between Reliant Energy Mid-Atlantic Power
              Holding, LLC and Bankers Trust Company,
              made with respect to the formation of the
              Series A Pass Through Trust and the
              issuance of Series A Pass Through
              Certificates

                                                                                        SEC FILE OR
EXHIBIT                                                   REPORT OR REGISTRATION       REGISTRATION     EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                     STATEMENT                NUMBER       REFERENCE
---------- --------------------------------------------- ----------------------------- -------------  -----------
4.4b       -  Schedule identifying substantially          REMA Registration              333-51464        4.4b
              identical agreements to Pass Through Trust  Statement on Form S-4
              Agreement constituting Exhibit 4.4a hereto

4.5a       -  Participation Agreement dated as of         REMA Registration              333-51464        4.5a
              August 24, 2000 among Conemaugh Lessor      Statement on Form S-4
              Genco LLC, as Owner Lessor, Reliant Energy
              Mid-Atlantic Power Holding, LLC, as
              Facility Lessee, Wilmington Trust Company,
              as Lessor Manager, PSEGR Conemaugh
              Generation, LLC, as Owner Participant,
              Bankers Trust Company, as Lease Indenture
              Trustee, and Bankers Trust Company, as
              Pass Through Trustee

4.5b       -  Schedule identifying substantially          REMA Registration              333-51464        4.5b
              identical agreements to Participation       Statement on Form S-4
              Agreement constituting Exhibits 4.5a hereto

4.6a       -  Facility Lease Agreement dated as of        REMA Registration              333-51464        4.6a
              August 24, 2000 between Conemaugh Lessor    Statement on Form S-4
              Genco LLC and Reliant Energy Mid-Atlantic
              Power Holding, LLC

4.6b       -  Schedule identifying substantially          REMA Registration              333-51464        4.6b
              identical agreements to Facility Lease      Statement on Form S-4
              Agreement constituting Exhibit 4.6a hereto

4.7a       -  Pledge and Security Agreement dated         REMA Registration              333-51464        4.7a
              as of August 24, 2000 from Reliant Energy   Statement on Form S-4
              Mid-Atlantic Power Holdings, LLC, Reliant
              Energy Northeast Management Company,
              Reliant Energy Maryland Holdings, LLC,
              Reliant Energy New Jersey Holdings, LLC
              and Reliant Energy Mid-Atlantic Power
              Services, Inc., as pledgors, to Conemaugh
              Lessor Genco LLC, assigned from Conemaugh
              Lessor Genco LLC to Bankers Trust Company

4.7b       -  Schedule identifying substantially          REMA Registration              333-51464        4.7b
              identical agreements to Pledge and          Statement on Form S-4
              Security Agreement constituting Exhibit
              4.7a hereto

4.8a       -  Lease Indenture of Trust, Mortgage          REMA Registration              333-51464        4.8a
              and Security Agreement dated as of August   Statement on Form S-4
              24, 2000 between Conemaugh Lessor Genco
              LLC and Bankers Trust Company

4.8b       -  Schedule identifying substantially          REMA Registration              333-51464        4.8b
              identical agreements to Lease Indenture of  Statement on Form S-4
              Trust constituting Exhibit 4.8a hereto

4.9        -  Exchange and Registration Rights            REMA Registration              333-51464        4.9
              Agreement dated as of August 24, 2000       Statement on Form S-4
              among Reliant Energy Mid-Atlantic Power
              Holdings, LLC, Reliant Energy Maryland
              Holdings, LLC, Reliant Energy New Jersey
              Holdings, LLC, Reliant Energy Northeast
              Management Company, Reliant Energy
              Mid-Atlantic Power Services, Inc. and
              Chase Securities Inc.

                                                                                        SEC FILE OR
EXHIBIT                                                    REPORT OR REGISTRATION      REGISTRATION     EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT              NUMBER       REFERENCE
--------   ---------------------------------------------  -------------------------    ------------   -----------
10.1       -  Purchase Agreement between REPG,            REMA Registration              333-51464        10.1
              Reliant Energy, Inc., Sithe Energies, Inc.  Statement on Form S-4
              and Sithe Northeast Generating Company,
              Inc. dated as of February 19, 2000

10.2a      -  Keystone Generating Station Operating       REMA Registration              333-51464       10.2a
              Agreement dated as of December 1, 1965,     Statement on Form S-4
              amended as of May 8, 1973, February 27,
              1978, December 1, 1978, June 30, 1983,
              March 25, 1998 and April 3, 1998

10.2b      -  Conemaugh Generating Station                REMA Registration              333-51464       10.2b
              Operating Agreement dated as of December    Statement on Form S-4
              1, 1967, amended as of June 4, 1969, May
              8, 1973, February 27, 1978, December 1,
              1978, June 30, 1983, March 25, 1998, April
              3, 1998 and November 24, 1999

10.3a      -  Keystone Generating Station                 REMA Registration              333-51464       10.3a
              Memorandum of Owners' Agreement dated as    Statement on Form S-4
              of December 7, 1964

10.3b      -  Conemaugh Generating Station                REMA Registration              333-51464       10.3b
              Memorandum of Owners' Agreement dated as    Statement on Form S-4
              of August, 1966

10.3c      -  Assignment and Reassignment of              REMA Registration              333-51464       10.3c
              Owners' Agreements dated as of August 24,   Statement on Form S-4
              2000 between Reliant Energy Mid-Atlantic
              Power Holdings, LLC, as assignor, and
              Conemaugh Lessor Genco, LLC, as assignee

10.4a      -  Amended and Restated Interconnection        REMA Registration              333-51464       10.4a
              Agreement between Sithe Pennsylvania        Statement on Form S-4
              Holdings LLC, Sithe Maryland Holdings LLC
              and Pennsylvania Electric Company dated as
              of November 24, 1999

10.4b      -  Interconnection Agreement by and            REMA Registration              333-51464       10.4b
              among The Conemaugh Station Owners and The  Statement on Form S-4
              Conemaugh Switching Station Owners dated
              November 19, 1999 for the Conemaugh
              Generating Station

10.4c      -  Schedule identifying substantially          REMA Registration              333-51464       10.4c
              identical agreements to Interconnection     Statement on Form S-4
              Agreement constituting Exhibit 10.4b hereto

10.5a      -  Amended and Restated Transition             REMA Registration              333-51464       10.5a
              Power Purchase Agreement by and between     Statement on Form S-4
              Sithe Energies, Inc., Sithe Pennsylvania
              Holdings LLC, Sithe Power Marketing, L.P.
              and Metropolitan Edison Company dated as
              of November 24, 1999

10.5b      -  Schedule identifying substantially          REMA Registration              333-51464       10.5b
              identical agreements to Transition Power    Statement on Form S-4
              Purchase Agreement constituting Exhibit
              10.5a hereto

10.6       -  Support Services Agreement dated as         REMA Registration              333-51464        10.6
              of August 24, 2000 among Reliant Energy     Statement on Form S-4
              Power Generation, Inc., Reliant Energy
              Mid-Atlantic Power Holdings, LLC, Reliant
              Energy Northeast Management Company,
              Reliant Energy Maryland Holdings, LLC,
              Reliant Energy New Jersey Holdings, LLC
              and Reliant Energy Mid-Atlantic Power
              Services, Inc.

                                                                                        SEC FILE OR
EXHIBIT                                                    REPORT OR REGISTRATION      REGISTRATION     EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT              NUMBER       REFERENCE
--------   ---------------------------------------------  -------------------------    ------------   -----------
10.7       -  Procurement and Marketing Agreement         REMA Registration              333-51464        10.7
              dated as of August 24, 2000 among Reliant   Statement on Form S-4
              Energy Services, Inc., Reliant Energy
              Mid-Atlantic Power Holdings, LLC, Reliant
              Energy Maryland Holdings, LLC and Reliant
              Energy New Jersey Holdings, LLC

10.8       -  Amended and Restated Promissory Note        REMA Registration              333-51464        10.8
              by Reliant Energy Mid-Atlantic Power        Statement on Form S-4
              Holdings, LLC to Reliant Energy Northeast
              Holdings, Inc. in the original principal
              amount of $961,550,000

10.9       -  Revolving Promissory Note dated as          REMA Registration              333-51464        10.9
              of May 12, 2000 by Reliant Energy           Statement on Form S-4
              Mid-Atlantic Power Holdings, LLC to
              Reliant Energy Northeast Holdings, Inc. in
              the original principal amount of
              $30,000,000

10.10      -  Revolving Promissory Note dated as          REMA Registration              333-51464       10.10
              of May 12, 2000 by Reliant Energy           Statement on Form S-4
              Northeast Holdings, Inc. to Reliant Energy
              Power Generation, Inc. in the original
              principal amount of $30,000,000

10.11      -  Funding Agreement dated as of August        REMA Registration              333-51464       10.11
              24, 2000 between Reliant Energy Resources   Statement on Form S-4
              Corp. and Reliant Energy Northeast
              Holdings, Inc.

10.12      -  Subordinated Working Capital                REMA Registration              333-51464       10.12
              Facility and Revolving Promissory Note      Statement on Form S-4
              dated as of August 24, 2000 by Reliant
              Energy Mid-Atlantic Power Holdings, LLC to
              Reliant Energy Northeast Holdings, Inc. in
              the original principal amount of
              $120,000,000

10.13      -  Intercreditor Agreement dated as of         REMA Registration              333-51464       10.13
              August 24, 2000 among Conemaugh Lessor      Statement on Form S-4
              Genco, LLC, Keystone Lessor Genco, LLC and
              Shawville Lessor Genco, LLC

10.14a     -  Letter of Credit and Reimbursement          REMA Registration              333-51464       10.14a
              Agreement (Conemaugh) dated as of August    Statement on Form S-4
              24, 2000 among Reliant Energy Mid-Atlantic
              Power Holdings, LLC, as borrower,
              Bayerische Hypo-Und Vereinsbank Ag New
              York Branch, as letter of credit issuer,
              Banks named therein, as banks, and
              Bayerische Hypo-Und Vereinsbank Ag New
              York Branch, as agent

10.14b     -  Schedule identifying substantially          REMA Registration              333-51464       10.14b
              identical agreements to Letter of Credit    Statement on Form S-4
              and Reimbursement Agreement constituting
              Exhibit 10.14a hereto

10.15a     -  Conemaugh Facility Subsidiary               REMA Registration              333-51464       10.15a
              Guaranty (LOC Reimbursement Agreement)      Statement on Form S-4
              dated as of August 24, 2000 by Reliant
              Energy Northeast Management Company,
              Reliant Energy Maryland Holdings, LLC,
              Reliant Energy New Jersey Holdings, LLC
              and Reliant Energy Mid-Atlantic Power
              Holdings, LLC and Reliant Energy
              Mid-Atlantic Power Services, Inc.

10.15b     -  Schedule identifying substantially          REMA Registration              333-51464       10.15b
              identical agreements to Subsidiary          Statement on Form S-4
              Guaranty constituting Exhibit 10.15a hereto

10.16a     -  Tax Indemnity Agreement dated as of         REMA Registration              333-51464       10.16a
              August 24, 2000 between Reliant Energy      Statement on Form S-4
              Mid-Atlantic Power Holdings, LLC and PSEG
              Conemaugh Generation, LLC

                                                                                        SEC FILE OR
  EXHIBIT                                                   REPORT OR REGISTRATION      REGISTRATION     EXHIBIT
  NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT              NUMBER       REFERENCE
 --------   ---------------------------------------------  -------------------------    ------------   -----------
 10.16b     -  Schedule identifying substantially          REMA Registration              333-51464       10.16b
               identical agreements to Tax Indemnity       Statement on Form S-4
               Agreement constituting Exhibit 10.16a
               hereto

 10.17a     -  Owner Participant Guarantee dated as        REMA Registration              333-51464       10.17a
               of August 24, 2000 by PSEG Resources Inc.   Statement on Form S-4
               (Conemaugh Facility)

 10.17b     -  Schedule identifying substantially          REMA Registration              333-51464       10.17b
               identical agreements to Owner Participant   Statement on Form S-4
               Guarantee constituting Exhibit 10.17a
               hereto

 21.1       -  Schedule of Subsidiaries                    REMA Registration              333-51464        21.1
                                                           Statement on Form S-4

+99.1       -  Description of Reliant Resources Risk
               Management Structure from Reliant
               Resources Annual Report on Form 10-K